Form 10-Q
period 1998-06-30
ICG FUNDING LLC
filed 1998-08-14
CIK 1049902

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

X    Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or


     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                        (Commission File Number 1-11965)
                            ICG COMMUNICATIONS, INC.
                       (Commission File Number 333-40495)
                                ICG FUNDING, LLC
                        (Commission File Number 1-11052)
                           ICG HOLDINGS (CANADA), INC.
                        (Commission File Number 33-96540)
                               ICG HOLDINGS, INC.
           (Exact names of registrants as specified in their charters)

----------------------------------------- -------------------------------------
Delaware                                  84-1342022
Delaware                                  84-1434980
Canada                                    Not applicable
Colorado                                  84-1158866
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)
----------------------------------------- -------------------------------------
161 Inverness Drive West                  Not applicable
Englewood, Colorado 80112

161 Inverness Drive West                  Not applicable
Englewood, Colorado 80112

1710-1177 West Hastings Street            c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3                     161 Inverness Drive West
                                          P.O. Box 6742
                                          Englewood, Colorado 80155-6742

161 Inverness Drive West                  Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)  (Address of U.S. agent for service)
----------------------------------------- -------------------------------------
Registrants' telephone numbers, including area codes: (888) 424-1144 or
                                                      (303) 414-5000

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes X   No

     The number of registrants' outstanding common securities as of August 13, 1998 were 45,729,222, 1, 31,831,558 and 1,918, respectively. ICG Communications, Inc. owns all of the issued and outstanding common securities of ICG Funding, LLC. ICG Holdings (Canada), Inc. owns all of the issued and outstanding common shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . .    2
              Consolidated Balance Sheets as of December 31, 1997 and
                June 30, 1998 (unaudited)  . . . . . . . . . . . . . . .    2
              Consolidated Statements of Operations (unaudited) for the
                Three Months and Six Months Ended June 30, 1997 and 1998    4
              Consolidated Statement of Stockholders' Deficit
                (unaudited) for the Six Months Ended June 30, 1998  . . .   5
              Consolidated Statements of Cash Flows (unaudited) for the
                Six Months Ended June 30, 1997 and 1998 . . . . . . . . .   6
              Notes to Consolidated Financial Statements (unaudited). . .   8
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .  18


PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
     ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .  30
     ITEM 2.  CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . .  30
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .  30
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS   . .  30
     ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  30
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . .  30
              Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . .  30
              Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .  31

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 December 31, 1997 and June 30, 1998 (unaudited)


                                                                           December 31,           June 30,
                                                                               1997                 1998
                                                                        ------------------    ----------------
                                                                                     (in thousands)
      Assets

      Current assets:
         Cash and cash equivalents                                       $    182,202               615,494
         Short-term investments                                               112,281                16,000
         Receivables:
            Trade, net of allowance of $7,004 and $10,263 at
              December 31, 1997 and June 30, 1998, respectively
              (note 7)                                                         61,439                84,490
            Revenue earned, but unbilled                                        8,599                13,424
            Due from affiliate                                                  9,384                 7,022
            Other                                                               1,696                 1,598
                                                                        ------------------    ----------------
                                                                               81,118               106,534

         Inventory                                                              4,242                 3,426
         Prepaid expenses and deposits                                         14,097                12,774
                                                                        ------------------    ----------------

            Total current assets                                              393,940               754,228
                                                                        ------------------    ----------------

      Property and equipment                                                  860,495               998,615
         Less accumulated depreciation                                       (155,383)             (203,914)
                                                                        ------------------    ----------------
            Net property and equipment                                        705,112               794,701
                                                                        ------------------    ----------------

      Long-term notes receivable from affiliate and others, net                10,375                15,285
      Restricted cash                                                          24,649                20,836
      Other assets, net of accumulated amortization:
         Goodwill                                                              77,562                74,398
         Deferred financing costs                                              23,196                38,481
         Deferred advertising costs                                             3,115                 8,032
         Transmission and other licenses                                        6,031                 5,878
         Deposits and other                                                    10,531                20,793
                                                                        ------------------    ----------------
                                                                              120,435               147,582
                                                                        ==================    ================

                                                                         $  1,254,511             1,732,632
                                                                        ==================    ================
                                                                                                  (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

               Consolidated Balance Sheets (unaudited), Continued


                                                                          December 31,              June 30,
                                                                              1997                    1998
                                                                        ------------------     -------------------
                                                                                      (in thousands)
Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable                                                     $      38,457                 71,825
   Accrued liabilities                                                         71,678                 60,139
   Deferred revenue                                                            10,219                 13,933
   Current portion of capital lease obligations (note 7)                        8,128                  7,821
   Current portion of long-term debt (note 2)                                   1,784                    935
                                                                        ------------------     -------------------
      Total current liabilities                                               130,266                154,653
                                                                        ------------------     -------------------

Capital lease obligations, less current portion (note 7)                       70,489                 64,941
Long-term debt, net of discount, less current portion (note 2)                890,568              1,512,805
                                                                        ------------------     -------------------

   Total liabilities                                                        1,091,323              1,732,399
                                                                        ------------------     -------------------

Redeemable preferred stock of subsidiary ($301.2 million and
   $323.0 million liquidation value at December 31, 1997 and
   June 30, 1998, respectively) (note 2)                                      292,442                314,590

Company-obligated mandatorily redeemable preferred securities of subsidiary limited liability company which holds solely
   Company preferred stock ($133.4 million liquidation value
   at December 31, 1997 and June 30, 1998)                                    127,729                127,847

Stockholders' deficit:
   Common stock (note 3)                                                          749                    747
   Additional paid-in capital                                                 533,541                550,989
   Accumulated deficit                                                       (791,417)              (994,008)
   Accumulated other comprehensive income                                         144                     68
                                                                        ------------------     -------------------
      Total stockholders' deficit                                            (256,983)              (442,204)
                                                                        ------------------     -------------------

Commitments and contingencies (notes 4, 5, 6 and 7)
                                                                         $  1,254,511              1,732,632
                                                                        ==================     ===================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
            Three Months and Six Months Ended June 30, 1997 and 1998


                                                                Three months ended June 30,         Six months ended June 30,
                                                              --------------------------------    -------------------------------
                                                                  1997              1998              1997             1998
                                                              --------------    --------------    --------------   --------------
                                                                            (in thousands, except per share data)
Revenue:
   Telecom services                                           $   41,243             69,455           79,523           134,197
   Internet services                                              41,020             40,370           80,025            80,904
   Network services                                               15,640             14,759           33,627            26,190
   Satellite services                                              7,883             11,683           14,666            20,632
                                                              --------------    --------------    --------------    ------------
      Total revenue                                              105,786            136,267          207,841           261,923

Operating costs and expenses:
   Operating costs                                                83,650             93,351          166,602           186,870
   Selling, general and administrative expenses                   58,636             61,444          112,252           122,502
   Depreciation and amortization                                  18,955             30,663           35,681            51,630
   Net (gain) loss on disposal of long-lived assets                 (256)               137             (897)              642
   Provision for impairment of long-lived assets                       -                  -                -             1,860
   Merger and restructuring costs                                  1,712              2,185            1,712             9,931
                                                              --------------    --------------    --------------    ------------
      Total operating costs and expenses                         162,697            187,780          315,350           373,435

      Operating loss                                             (56,911)           (51,513)        (107,509)         (111,512)

Other income (expense):
   Interest expense                                              (28,451)           (41,991)         (53,633)          (76,875)
   Interest income                                                 7,778              9,499           13,876            16,148
   Other expense, net (note 4)                                       (43)            (3,224)            (593)           (3,540)
                                                              --------------    --------------    --------------    ------------
                                                                 (20,716)           (35,716)         (40,350)          (64,267)
                                                              --------------    --------------    --------------    ------------

Loss before income taxes and minority interest                   (77,627)           (87,229)        (147,859)         (175,779)
Income tax expense                                                    (6)               (12)             (13)              (25)
                                                              --------------    --------------    --------------    ------------
Loss before minority interest                                    (77,633)           (87,241)        (147,872)         (175,804)
Minority interest in share of losses, net of
   accretion and preferred dividends on preferred
   securities of subsidiaries                                     (9,116)           (13,595)         (14,869)          (26,787)
                                                              --------------    --------------    --------------    ------------

   Net loss                                                   $  (86,749)          (100,836)        (162,741)         (202,591)
                                                              ==============    ==============    ==============    ============

Other comprehensive income (loss):
   Foreign currency translation adjustment                           144               (181)            (234)              (76)
   Unrealized loss on investment securities                          (84)                 -             (305)                -
                                                              --------------    --------------    --------------    ------------
      Other comprehensive income (loss)                               60               (181)            (539)              (76)
                                                              --------------    --------------    --------------    ------------

      Comprehensive loss                                      $  (86,689)          (101,017)        (163,280)         (202,667)
                                                              ==============    ==============    ==============    ============

Net loss per share - basic and diluted (note 3)               $    (2.06)             (2.25)           (3.87)            (4.54)
                                                              ==============    ==============    ==============    ============
Weighted average number of shares outstanding - basic
   and diluted                                                    42,122             44,865           42,067            44,588
                                                              ==============    ==============    ==============    ============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Deficit (unaudited)
                         Six Months Ended June 30, 1998


                                                                                                 Accumulated
                                           Common stock        Additional                           other            Total
                                       ----------------------   paid-in       Accumulated        comprehensive    stockholders'
                                        Shares     Amount       capital         deficit             income           deficit
                                      ---------- ------------ ------------- ---------------- ------------------ ----------------
                                                                                   (in thousands)

Balances at January 1, 1998              43,974   $   749        533,541        (791,417)             144           (256,983)
  Shares issued for cash by ICG
    Funding, LLC net of selling costs       127         1          3,384               -                -              3,385
  Shares issued for cash in connection
    with the exercise of options and
    warrants                                981         9         11,659               -                -             11,668
  Shares issued for cash in connection
    with the employee stock purchase plan    21         -            884               -                -                884
  Shares issued as contribution to 401(k)
    plan                                     53         1          1,508               -                -              1,509
  Exchange of ICG Holdings (Canada),Inc.
    common shares for ICG common stock        -       (13)            13               -                -                  -
  Cumulative foreign currency
    translation adjustment                    -         -              -               -              (76)               (76)
  Net loss                                    -         -              -        (202,591)               -           (202,591)
                                      ========== ============ ============= ================ ================== ================
Balances at June 30, 1998                45,156       747        550,989        (994,008)              68           (442,204)
                                      ========== ============ ============= ================ ================== ================


          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 1997 and 1998

                                                                                          Six months ended June 30,
                                                                                    ---------------------------------------
                                                                                           1997                  1998
                                                                                    -------------------    -----------------
                                                                                                (in thousands)
Cash flows from operating activities:
      Net loss                                                                      $    (162,741)              (202,591)
      Adjustments to reconcile net loss to net cash used by operating activities:
        Minority interest in share of losses, net of accretion and preferred
          dividends on preferred securities of subsidiaries                                14,869                 26,787
        Depreciation and amortization                                                      35,681                 51,630
        Interest expense deferred and included in long-term debt, net of amounts
          capitalized on assets under construction                                         48,532                 67,695
        Amortization of deferred advertising costs included in selling,
          general and administrative expenses                                               5,799                  3,634
        Amortization of deferred financing costs included in interest expense               1,370                  1,820
        Write-off of non-operating assets                                                     992                      -
        Contribution to 401(k) plan through issuance of common shares                         533                  1,509
        Net (gain) loss on disposal of long-lived assets                                     (897)                   642
        Provision for impairment of long-lived assets                                           -                  1,860
        Change in operating assets and liabilities:
          Receivables                                                                      (1,753)               (25,416)
          Inventory                                                                          (875)                   816
          Prepaid expenses and deposits                                                    (3,204)                 1,323
          Deferred advertising costs                                                       (3,160)                (8,551)
          Accounts payable and accrued liabilities                                         24,199                 20,790
          Deferred revenue                                                                  1,430                  3,714
                                                                                    -------------------    -----------------
            Net cash used by operating activities                                         (39,225)               (54,338)
                                                                                    -------------------    -----------------
Cash flows from investing activities:
      Decrease (increase) in long-term notes receivable from affiliates and others            343                 (4,910)
      Acquisition of property, equipment and other assets, net                           (128,330)              (165,806)
      Payments for construction of new headquarters                                       (10,156)                (4,944)
      Proceeds from disposition of property, equipment and other assets                     1,706                    145
      Proceeds from sale of new headquarters, net of selling and other costs                    -                 29,094
      Sale of short-term investments                                                       20,601                 96,281
      Decrease in restricted cash                                                             633                  3,813
      Purchase of minority interest in subsidiary                                               -                   (355)
                                                                                    -------------------    -----------------
          Net cash used by investing activities                                          (115,203)               (46,682)
                                                                                    -------------------    -----------------
Cash flows from financing activities:
      Proceeds from issuance of common stock:
        Sales by ICG Funding, LLC                                                               -                  3,385
        Exercise of options and warrants                                                      669                 11,668
        Employee stock purchase plan                                                        1,457                    884
      Proceeds from issuance of subsidiary preferred stock, net of issuance costs          96,000                      -
      Proceeds from issuance of long-term debt                                            101,486                550,574
      Deferred long-term debt issuance costs                                               (3,554)               (17,205)
      Principal payments on capital lease obligations                                     (22,091)                (8,170)
      Principal payments on short-term debt                                                     -                     (1)
      Principal payments on long-term debt                                                   (879)                (2,350)
      Payments of preferred dividends                                                           -                 (4,463)
                                                                                    -------------------    -----------------
         Net cash provided by financing activities                                        173,088                534,322
                                                                                    -------------------    -----------------
         Net increase in cash and cash equivalents                                         18,660                433,302
         Effect of exchange rates on cash                                                    (168)                   (10)
Cash and cash equivalents, beginning of period                                            433,342                182,202
                                                                                    ===================    =================
Cash and cash equivalents, end of period                                            $     451,834                615,494
                                                                                    ===================    =================
                                                                                                                (Continued)

                   ICG COMMUNICATIONS, INC. AND SUBISIDIARIES


                                                                                           Six months ended June 30,
                                                                                    ----------------------------------------
                                                                                           1997                  1998
                                                                                    -------------------    -----------------
                                                                                                (in thousands)
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                        $       3,751                  7,360
                                                                                    ===================    =================
      Cash paid for income taxes                                                    $          13                     25
                                                                                     ==================     =================
Supplemental schedule of non-cash financing and investing activities - assets
      acquired under capital leases                                                 $       5,533                  2,315
                                                                                    ===================    =================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 December 31, 1997 and June 30, 1998 (unaudited)


(1)  Organization and Basis of Presentation

     (a)  Organization and Nature of Business

          ICG Communications, Inc., a Delaware corporation ("ICG"), was incorporated on April 11, 1996, for the purpose of becoming the new publicly-traded U.S. parent company of ICG Holdings (Canada), Inc., a Canadian federal corporation ("Holdings-Canada"), ICG Holdings, Inc., a Colorado corporation ("Holdings"), and its subsidiaries. On September 17, 1997, ICG formed a new special purpose entity, ICG Funding, LLC, a Delaware limited liability company and wholly owned subsidiary of ICG ("ICG Funding").

          On January 21, 1998, the Company completed a merger with NETCOM On-Line Communication Services, Inc. ("NETCOM"). At the effective time of the merger, each outstanding share of NETCOM common stock, $.01 par value, became automatically convertible into shares of ICG common stock, $.01 par value ("ICG Common Stock"), at an exchange ratio of
          0.8628 shares of ICG Common Stock per NETCOM common share. The business combination has been accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the operations of NETCOM for all historical periods presented. NETCOM was incorporated in the state of California in August 1992 and reincorporated in the state of Delaware in October 1994. On January 23, 1998, the Company formed ICG Services, Inc., a Delaware corporation and wholly owned subsidiary of ICG ("ICG Services"). ICG Services is the parent company of NETCOM and ICG Equipment, Inc., a Colorado corporation formed on January 23, 1998 to purchase or lease telecommunications equipment, software and capacity and related services, and in turn, lease such assets to Holdings' subsidiaries. ICG and its subsidiaries, including ICG Services and its subsidiaries, are collectively referred to as the "Company."

          The Company's principal business activity is telecommunications services, including Telecom Services, Internet Services, Network Services and Satellite Services. Telecom Services consists primarily of the Company's competitive local exchange carrier operations which provide services to business end users and long distance carriers and resellers. Internet Services consists of the operations of NETCOM which includes Internet access, World Wide Web ("the Web") site hosting services and other value-added connectivity services, which are primarily targeted to small and medium-sized business customers in the United States, Canada and the United Kingdom. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. For the periods presented, Satellite Services provides satellite voice and data services to major cruise ship lines, the commercial shipping industry, yachts, the U.S. Navy and offshore oil platforms. To better focus its efforts on its core Telecom Services unit, the Company has entered into definitive agreements to sell the capital stock of two subsidiaries within its Satellite Services operations (see note 4).

     (b)  Reference to Annual and Transition Reports

          The accompanying consolidated financial statements give retroactive effect to the merger of ICG and NETCOM on January 21, 1998, which has been accounted for as a pooling of interests, and includes the accounts of NETCOM and its subsidiaries as of the end of and for the periods presented.

          These financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the fiscal year December 31, 1997 and NETCOM's Annual Report on Form 10-KSB/A for the fiscal year

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 December 31, 1997 and June 30, 1998 (unaudited)


(1)  Organization and Basis of Presentation (continued)

          ended December 31, 1996, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

     (c)  Deferred Advertising Costs

          The Company expenses the costs of advertising as incurred, except direct response advertising expenses which are deferred and amortized over the period in which the future benefits are expected to be received, generally 12 to 24 months. Deferred advertising costs relate directly to customer solicitations and principally include the printing, production and shipping of Internet starter packages and the costs of obtaining qualified customer prospects by various targeted direct marketing programs. No indirect costs are included in deferred advertising costs. Beginning in the second quarter of 1998, the amortization of deferred advertising costs is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The amortization of these costs was previously included in depreciation and amortization. This reclassification was made to conform with current industry practice. All prior period amounts have been reclassified to conform with the current presentation.

     (d)  Reclassifications

          Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  Long-term Debt and Redeemable Preferred Securities of Subsidiaries

     Long-term debt is summarized as follows:

                                                                       December 31, 1997        June 30, 1998
                                                                      ---------------------    -----------------
                                                                                   (in thousands)

     9 7/8% Senior discount notes, net of discount (a)                $           -               254,338
     10% Senior discount notes, net of discount                                   -               312,050
     11 5/8% Senior discount notes, net of discount                         109,436               115,797
     12 1/2% Senior discount notes, net of discount                         367,494               390,460
     13 1/2% Senior discount notes, net of discount                         407,409               435,432
     Note payable with interest at the 90-day commercial paper
       rate plus 4 3/4% (10.2% at June 30, 1998), due 2001,
       secured by certain telecommunications equipment                        4,932                 4,490
     Note payable with interest at 11%, paid in full on June 12,
       1998                                                                   1,860                     -
     Mortgage payable with interest at 8 1/2%, due
       monthly through 2009, secured by building                              1,131                 1,107
     Other                                                                       90                    66
                                                                      ---------------------    -----------------
                                                                            892,352             1,513,740
       Less current portion                                                  (1,784)                 (935)
                                                                      =====================    =================
                                                                      $     890,568             1,512,805
                                                                      =====================    =================


     Redeemable preferred stock of subsidiary is summarized as follows:

                                                                               December 31, 1997         June 30, 1998
                                                                              ---------------------    ------------------
                                                                                           (in thousands)
                     14% Exchangeable preferred stock, mandatorily
                       redeemable in 2008                                     $          108,022             116,159
                     14 1/4% Exchangeable preferred stock, mandatorily
                       redeemable in 2007                                                184,420             198,431
                                                                              =====================    ==================
                                                                              $          292,442             314,590
                                                                              =====================    ==================

     (a)  9 7/8% Notes

          On April 27, 1998, ICG Services completed a private placement of 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") for gross proceeds of approximately $250.0 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $7.6 million, were approximately $242.4 million.

          The 9 7/8% Notes are unsecured senior obligations of ICG Services that mature on May 1, 2008, at a maturity value of $405.3 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable each May 1 and November 1, commencing November 1, 2003. The indenture for the 9 7/8% Notes contains certain covenants which provide limitations on indebtedness, dividends, asset sales and certain other transactions.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  Long-term  Debt  and  Redeemable   Preferred   Securities  of  Subsidiaries
     (continued)

          The 9 7/8% Notes were originally recorded at approximately $250.0 million. The discount on the 9 7/8% Notes will be accreted through May 1, 2003, the date on which the 9 7/8% Notes may first be redeemed. The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements.

(3)  Stockholders' Deficit

     (a)  Common Stock

          Common stock outstanding at June 30, 1998 represents the issued and outstanding common stock of ICG and Class A common shares of Holdings-Canada (not owned by ICG) which are exchangeable at any time, on a one-for-one basis, for ICG Common Stock. The following table sets forth the number of shares outstanding for ICG and Holdings-Canada on a separate company basis as of June 30, 1998:

                                                                                                           Shares
                                                                                  Shares owned by      owned by third
                                                                                        ICG                parties
                                                                                  -----------------    ----------------
          ICG Common Stock, $.01 par value, 100,000,000
            shares authorized; 45,134,020 shares issued and outstanding
            at June 30, 1998                                                                   -          45,134,020
          Holdings-Canada Class A common shares, no par value,
            100,000,000 shares authorized; 31,831,558 shares issued
            and outstanding at June 30, 1998:
              Class A common shares, exchangeable on a one-for-one
                basis for ICG Common Stock at any time                                         -              22,040
              Class A common shares owned by ICG                                      31,809,518                   -
                                                                                                       ----------------
            Total shares outstanding                                                                      45,156,060
                                                                                                       ================

     (b)  Stock Options

          The ICG Communications, Inc. 1998 Stock Option Plan (the "1998 Plan") was adopted by the Stock Option Committee of the Company's Board of Directors on February 23, 1998 and approved by the Company's shareholders on June 3, 1998. The 1998 Plan authorizes the grant of incentive and non-qualified stock options to employees and non-employee directors to purchase 3,400,000 shares of ICG Common Stock. Also on June 3, 1998, the Stock Option Committee approved the grant of an aggregate of 1,950,210 stock options under the 1998 Plan to all of the Company's employees at an exercise price of $30.00, the closing price of ICG Common Stock on June 3, 1998. The purpose of the 1998 Plan is to retain employees and to provide participants with an incentive for outstanding performance and thereby promote the success and enhance the value of the Company.

     (c)  Net Loss Per Share

          Basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding represents combined ICG Common Stock and Holdings-Canada Class A common shares outstanding. Common stock equivalents, which include options, warrants and convertible subordinated notes and preferred stock, are not included in the net loss per share calculation as their effect is anti-dilutive.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(4)  Sale of Satellite Services Operating Subsidiaries

     On April 1, 1998, the Company entered into definitive agreements to sell the capital stock of Maritime Telecommunications Network, Inc. ("MTN") and MarineSat Communications Network, Inc. (formerly Maritime Communications Network, Inc.) ("MCN"), the two main operating subsidiaries within the Company's Satellite Services operations. In accordance with these agreements, each party had the option to terminate the agreements if regulatory approvals were not received and the transactions were not closed by June 30, 1998. On July 1, 1998, the Company terminated both agreements and, on July 17, 1998, entered into separate definitive agreements to sell the capital stock of MCN and Nova-Net Communications, Inc. ("Nova-Net"), another subsidiary within the Company's Satellite Services operations. The sale of MCN was completed on August 12, 1998. The sale of Nova-Net is expected to be completed later this year and remains subject to certain conditions, including regulatory approvals. The combined revenue of MCN and Nova-Net does not represent a significant portion of the Company's historical consolidated revenue. MTN remains a subsidiary of the Company.

     Prior to April 1998, the Company owned a 64.5% interest in MTN. In April 1998, the Company purchased the minority interest in MTN for approximately $0.4 million and settled certain disputes with the former minority shareholders for approximately $2.7 million, which amount is included in other expense, net in the accompanying consolidated statement of operations.

(5)  Assignment of Call Traffic by Zycom

     The Company owns a 70% interest in Zycom Corporation ("Zycom") which, through its wholly owned subsidiary, Zycom Network Services, Inc. ("ZNSI"), operates an 800/888/900 number services bureau and a switch platform in the United States and supplies information providers and commercial accounts with audiotext and customer support services. In June 1998, Zycom was notified by its largest customer of the customer's intent to transfer its call traffic to another service bureau. In order to minimize the obligation that this loss in call traffic would generate under Zycom's volume discount agreements with its call transport provider, ZNSI entered into a conditional agreement on July 1, 1998 with an unaffiliated entity, ICN Limited ("ICN"), whereby ZNSI intends to assign the traffic of its largest audiotext customer and its other 900-number customers to ICN. As part of this agreement, ICN will assume and Zycom will be released of all minimum call traffic volume obligations to AT&T, Zycom's call transport provider. Zycom and ICN are awaiting the necessary approvals from AT&T to complete the transaction. The call traffic to be assigned to ICN represents approximately 86% and 87% of Zycom's revenue for the fiscal year ended December 31, 1997 and the six months ended June 30, 1998, respectively, and 6% and 4% of the Company's revenue for the fiscal year ended December 31, 1997 and the six months ended June 30, 1998, respectively.

(6)  Business Combinations

     As discussed in note 1, on January 21, 1998, the Company completed a merger with NETCOM. Located in San Jose, California, NETCOM is a provider of Internet connectivity and Web site hosting services and other value-added Internet services. At the effective time of the merger, each outstanding share of NETCOM common stock became automatically convertible into shares of ICG Common Stock at an exchange ratio of 0.8628 shares of Common Stock per NETCOM common share. As a result of the transaction, the Company issued an estimated 10.2 million shares of ICG Common Stock for the NETCOM common shares outstanding on January 21, 1998 and may be expected to issue as many as 1.7 million shares of ICG Common Stock related to common stock options of NETCOM outstanding on the merger closing date. Cash is paid in lieu of fractional shares. The Company has accounted for the business combination under the pooling-of-interests method of accounting and accordingly, the Company's financial statements have been restated to reflect the operations of NETCOM and the Company on a combined basis for all historical periods.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)  Business Combinations (continued)

     The following unaudited pro forma information presents the combined results of operations of ICG and NETCOM as if the combination had been consummated on October 1, 1994. The Company does not anticipate any significant adjustments to conform the accounting policies of NETCOM with those of the Company.

                   Fiscal years ended                                    Fiscal year              Six months ended
                      September 30,            Three months ended           ended                     June 30,
               ----------------------------       December 31,            December 31,      -----------------------------
                   1995            1996               1996                   1997               1997            1998
               -------------    -----------    --------------------    -----------------    -------------    ------------
                                                              (in thousands)
Revenue:
  ICG          $   111,610        169,094             56,956                 273,354          127,816         181,019
  NETCOM            52,422        120,540             36,379                 160,660           80,025          80,904
               =============    ===========    ====================    =================    =============    ============
     Combined  $   164,032        289,634             93,335                 434,014          207,841         261,923
               =============    ===========    ====================    =================    =============    ============

Net loss:
  ICG              (76,648)      (184,107)           (49,823)               (327,643)        (144,351)       (174,093)
  NETCOM           (14,064)       (44,265)           (11,490)                (33,092)         (18,390)        (28,498)
               =============    ===========    ====================    =================    =============    ============
     Combined  $   (90,712)      (228,372)           (61,313)               (360,735)        (162,741)       (202,591)
               =============    ===========    ====================    =================    =============    ============

Loss per share
basic and diluted:
  ICG          $     (3.25)         (6.83)             (1.56)                  (10.11)          (4.51)
               =============    ===========    ====================    =================    =============
  NETCOM       $     (1.95)         (4.46)             (1.15)                   (3.27)          (1.83)
               =============    ===========    ====================    =================    =============
      Combined $     (2.94)         (6.19)             (1.46)                   (8.49)          (3.87)          (4.54)
               =============    ===========    ====================    =================    =============    ============


     On July 27, 1998, the Company acquired DataChoice Network Services L.L.C. ("DataChoice") for total consideration of $5.9 million, consisting of 145,997 shares of ICG Common Stock and approximately $1.1 million in cash. DataChoice, a Colorado limited liability company, provides point-to-point data transmission resale services through its long-term agreements with multiple regional carriers and nationwide providers.

     Additionally, the Company completed a series of transactions on July 30, 1998 to acquire NikoNET, Inc., CompuFAX Acquisition Corp. and Enhanced
     Messaging Services, Inc. (collectively, "NikoNET"). The Company paid approximately $13.8 million in cash, including amounts paid to satisfy NikoNET's former line-of-credit, and exchanged 356,318 shares of ICG Common Stock with a fair market value of approximately $12.4 million, for all the capital stock of NikoNET. Located in Atlanta, Georgia, NikoNET provides broadcast facsimile services and value-added messaging services to financial institutions, corporate investor and public relations departments and other customers. The Company believes that the acquisition of NikoNET will enable the Company to expand the service offerings currently available to its Telecom Services customers.

     The acquisitions described will be accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations will be included in the consolidated financial statements from the respective dates of acquisition. Revenue, net loss and loss per share on a pro forma basis, assuming the transactions were completed at the beginning of the periods presented, are not significantly different from the Company's historical results.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)  Commitments and Contingencies

     (a)  Network Construction

          In March 1996, the Company and Southern California Edison Company (ASCE@) entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE is entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $136.5 million at June 30, 1998. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

          In May 1997, the Company entered into a long-term agreement with the Southern Company ("Southern") that will permit the Company to construct a 100-mile fiber optic network in the Atlanta metropolitan area. The Company paid $5.5 million upon execution of the agreement and is responsible for reimbursement to Southern for costs of network design, construction, installation, maintenance and repair. Additionally, the Company is also required to pay Southern a quarterly fee based on specified percentages of the Company's revenue derived from services provided over this network. Network construction on the initial 43-mile build is expected to be completed in September of 1998. The Company estimates costs to complete the initial build to be approximately $3.5 million. The Company has incurred approximately $7.0 million as of June 30, 1998, including the initial $5.5 million payment.

          In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be complete in December 1998. The Company is responsible for payment on the construction as segments of the network are completed and has incurred approximately $9.6 million as of June 30, 1998, with remaining costs anticipated to be approximately $25.4 million. Additionally, the Company has committed to purchase $6.0 million in network capacity from Qwest prior to the end of 1999.

     (b)  Other Commitments

          The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

          Additionally,  the Company has entered  into  certain  commitments  to
          purchase   capital   assets  with  an  aggregate   purchase  price  of
          approximately $89.4 million at June 30, 1998.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)  Commitments and Contingencies (continued)

     (c)  Transport and Termination Charges

          The Company has recorded revenue of approximately $4.9 million and $15.1 million for fiscal 1997 and the six months ended June 30, 1998, respectively, for reciprocal compensation relating to the transport and termination of local traffic to Internet service providers from customers of incumbent local exchange carriers pursuant to various interconnection agreements. These local exchange carriers have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal laws and public policies. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"). To date, there have been favorable final rulings from 20 states, favorable preliminary decisions from two additional states and no unfavorable final rulings by any state public utility commission or the FCC that would indicate that calls placed by end users to Internet service providers would not qualify as local traffic subject to the payment of reciprocal compensation. In addition to the two preliminary rulings, cases are pending before five other states. Additionally, three federal district court decisions have upheld favorable public utility commission rulings. The Company has also recorded revenue of approximately $5.5 million for the six months ended June 30, 1998 related to other transport and termination charges to the incumbent local exchange carriers, pursuant to the Company's interconnection agreements with these carriers. Included in the Company's trade receivables at December 31, 1997 and June 30, 1998 is $4.4 million and $23.5 million, respectively, for all receivables related to transport and termination charges. While the Company believes that all revenue recorded through June 30, 1998 is collectible and that future revenue from transport and termination charges will be realized, there can be no assurance that such future regulatory rulings will be favorable to the Company.

     (d)  Litigation

          On April 4, 1997, certain shareholders of the Company's majority owned subsidiary, Zycom Corporation ("Zycom"), an Alberta, Canada corporation, filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

          The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8)  Summarized Financial Information of ICG Holdings, Inc.

     The 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes") issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

     The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)  Summarized Financial Information of ICG Holdings, Inc. (continued)

     However, summarized combined financial information for Holdings and its subsidiaries is as follows:

                       Condensed Balance Sheet Information

                                                    December 31, 1997           June 30, 1998
                                                ------------------------    ---------------------
                                                                   (in thousands)
     Current assets                              $        215,817                    223,313
     Property and equipment, net                          632,167                    670,221
     Other non-current assets, net                        122,768                    136,116
     Current liabilities                                   98,351                     91,604
     Long-term debt, less current portion                 890,503                    946,353
     Due to parent                                         30,970                    184,507
     Other long-term liabilities                           66,939                     61,287
     Preferred stock                                      292,442                    314,590
     Stockholder's deficit                               (408,453)                  (568,691)

    Summarized Consolidated and Combined Statement of Operations Information

                                                  Three months ended June 30,           Six months ended June 30,
                                             -----------------------------------   ---------------------------------
                                                   1997               1998              1997              1998
                                             -----------------    --------------   ---------------   ---------------
                                                                           (in thousands)

    Total revenue                                 64,766              96,700        127,816           182,176
    Total operating costs and expenses           111,553             136,107        215,234           261,159
    Operating loss                               (46,787)            (39,407)       (87,418)          (78,983)
    Net loss                                     (77,490)            (80,735)      (144,119)         (160,238)

(9)  Condensed Financial Information of ICG Holdings (Canada), Inc.

     Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                                       December 31, 1997           June 30, 1998
                                                   ------------------------    ---------------------
                                                                     (in thousands)

     Current assets                                     $     162                        162
     Advances to subsidiaries                              30,790                    184,507
     Non-current assets, net                                3,800                      2,526
     Current liabilities                                      107                        107
     Long-term debt, less current portion                      65                         65
     Due to parent                                         22,162                    174,686
     Share of losses of subsidiary                        408,453                    568,691
     Shareholders' deficit                               (396,035)                  (556,354)


                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(9)  Condensed Financial Information of ICG Holdings (Canada), Inc. (continued)

                  Condensed Statement of Operations Information

                                               Three months ended June 30,              Six months ended June 30,
                                           ----------------------------------   -----------------------------------------
                                                1997              1998                1997                   1998
                                           ---------------  -----------------   ------------------    -------------------
                                                                        (in thousands)

     Total revenue                          $        -              -                      -                       -
     Total operating costs and expenses             47             48                    100                      81
     Operating loss                                (47)           (48)                  (100)                    (81)
     Losses of subsidiaries                    (77,490)       (80,735)              (144,119)               (160,238)
     Net loss attributable to common
       shareholders                            (77,537)       (80,783)              (144,219)               (160,319)

(10) Summarized Financial Information of ICG Funding, LLC

     The 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities") issued by ICG Funding during fiscal 1997 are guaranteed by ICG. The separate complete financial statements of ICG Funding have not been included herein because such disclosure is not considered to be material to the holders of the 6 3/4% Preferred Securities. For the six months ended June 30, 1998, the statement of operations of ICG Funding included only the preferred dividends paid and accrued on the 6 3/4% Preferred Securities and interest income earned on the proceeds from the offering of such securities. The summarized balance sheet information for ICG Funding is as follows:

                      Summarized Balance Sheet Information

                                                          December 31, 1997            June 30, 1998
                                                        -----------------------    ----------------------
                                                                         (in thousands)
     Cash, cash equivalents and short-term
       investments available for sale                    $      108,282                          -
     Restricted cash                                             24,649                     20,836
     Investment in ICG Preferred Stock                                -                    112,412
     Dividends payable                                            1,218                      1,218
     Due to parent                                                    -                          4
     Preferred securities                                       132,250                    132,250
     Additional paid-in capital                                       -                      3,385
     Member deficit                                                (537)                    (3,609)

(11) Condensed  Financial  Information  of  ICG  Communications,   Inc.  (Parent
     company)

     The primary assets of ICG are its investments in ICG Services and Holdings-Canada. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $0.1 million for both the three months and six months ended June 30, 1997 and $0.5 million and $1.0 million for the three months and six months ended June 30, 1998, respectively. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

ITEM 2. MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, Internet, data and value-added services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results of operations for all periods presented represent the combined results of ICG and NETCOM. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

Company Overview

     The Company is one of the nation's leading competitive integrated communications providers ("ICPs") based on estimates of the industry's 1997 revenue. ICPs seek to provide an alternative to incumbent local exchange carriers ("ILECs"), long distance carriers, Internet service providers ("ISPs") and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. Through its competitive local exchange carrier ("CLEC") operations, the Company operates networks in four regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio and the Southeast. The Company also provides a wide range of network systems integration services, maritime and international satellite transmission services and subsequent to January 21, 1998, a variety of Internet connectivity and other value-added Internet services. Network Services consist of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consist of satellite voice and data services to major cruise lines, commercial shipping vessels, yachts, the U.S. Navy and offshore oil platforms. To better focus its efforts on its core Telecom Services unit, the Company has entered into definitive agreements to sell the capital stock of two subsidiaries within its Satellite Services operations. The Company will include the results of operations of these subsidiaries within its consolidated results of operations through the respective closing dates. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from approximately $164.0 million for fiscal 1995 to approximately $488.1 million for the 12-month period ended June 30, 1998. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communication service offerings.

     The Federal Telecommunications Act of 1996 (the "Telecommunications Act") and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. The Company is marketing and selling local dial tone services in major metropolitan areas in the following regions: California, which began services in late January 1997, followed by Ohio in February 1997, Colorado in March 1997 and the Southeast in May 1997. During fiscal 1997 and the six months ended June 30, 1998, the Company sold 178,470 and 88,482 local access lines, respectively, of which 237,458 were in service at June 30, 1998. In addition, the Company's operating networks have grown from 627 fiber route miles at the end of fiscal 1995 to 3,812 fiber route miles as of June 30, 1998. The Company has 20 operating high capacity digital voice switches and 15 data communications switches, and plans to install additional switches as demand warrants. As a complement to its local exchange services, the Company has begun marketing bundled service offerings which include long distance, enhanced telecommunications services and data services and plans to intensify the offerings of such services in the near term.

     The Company will continue to expand its network through construction, leased facilities, strategic alliances and mergers and acquisitions. For example, in January 1998, the Company completed its merger with NETCOM, a provider of Internet connectivity and Web site hosting services and other value-added services, located in San Jose, California. For calendar years 1995, 1996 and 1997, NETCOM reported revenue of $52.4 million, $120.5 million and $160.7 million, respectively, and EBITDA losses (before nonrecurring charges) of $(9.1) million, $(32.5) million and $(10.6) million, respectively. The Company has accounted for the business combination under the pooling-of-interests method of accounting and accordingly, the Company's financial statements have been restated to reflect the operations of NETCOM and the Company on a combined basis for all historical periods.

     Telecom Services revenue has increased from $32.3 million for fiscal 1995 to $232.4 million for the 12-month period ended June 30, 1998. The Company has experienced declining prices and increasing price competition for access services which, to date, have been more than offset by increasing network usage. The Company expects to continue to experience declining prices and increasing price competition for the foreseeable future.

     In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts on sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. EBITDA, operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. Since the quarter ended June 30, 1996, EBITDA losses (before nonrecurring charges) have improved for each consecutive quarter. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other selling, general and administrative expenses supporting its operations, any or all of which may not occur, the Company anticipates that EBITDA losses will continue to improve in the near term.

Results of Operations

     The following table provides a breakdown of revenue and operating costs for Telecom Services, Internet Services, Network Services and Satellite Services, and certain other financial data for the Company for the periods indicated. The table also shows revenue, operating costs and expenses, operating loss, EBITDA and EBITDA (before nonrecurring charges) as a percentage of the Company's total revenue.


                                           Three months ended June 30,                      Six months ended June 30,
                               ---------------------------------------------------- -------------------------------------------
                                         1997                       1998                   1997                  1998
                               -------------------------- ------------------------- -------------------- ----------------------
                                     $             %            $            %           $          %         $          %
                               --------------  ---------- --------------- --------- ------------- ------- ---------- ----------
                                                                           (unaudited)
                                                                          (in thousands)
Statement of Operations Data:
  Revenue:
    Telecom services              41,243          39          69,455         51       79,523        38      134,197        51
    Internet services             41,020          39          40,370         30       80,025        39       80,904        31
    Network services              15,640          15          14,759         11       33,627        16       26,190        10
    Satellite services             7,883           7          11,683          8       14,666         7       20,632         8
                               -------------- ----------- --------------- ----------------------- ---------------------  --------
     Total revenue               105,786         100         136,267        100      207,841       100      261,923       100
 Operating costs:
    Telecom services              42,444                      48,840                  83,894                100,848
    Internet services             23,957                      26,052                  47,337                 51,706
    Network services              12,883                      12,590                  27,418                 23,455
    Satellite services             4,366                       5,869                   7,953                 10,861
                               -------------- ----------- --------------- ----------------------- ---------------------  --------
        Total operating costs     83,650          79          93,351         69      166,602        80      186,870        71
 Selling, general and
    administrative                58,636          55          61,444         45      112,252        54      122,502        47
 Depreciation and amortization    18,955          18          30,663         22       35,681        17       51,630        20
 Net (gain) loss on disposal
    of long-lived assets            (256)         -              137         -          (897)       -           642         -
 Provision for impairment of
    long-lived assets                  -          -                -         -             -        -         1,860         1
 Merger and restructuring costs    1,712          2            2,185         2         1,712        1         9,931         4
                               -------------- ----------- --------------- ----------------------- ---------------------  --------
    Operating loss               (56,911)        (54)        (51,513)       (38)    (107,509)      (52)    (111,512)      (43)

 Other Data:
 Net cash used by operating
    activities                   (21,940)                    (39,862)                (39,225)               (54,338)
 Net cash used by investing
    activities                   (53,684)                    (77,913)               (115,203)               (46,682)
 Net cash (used) provided by
    financing activities          (3,205)                    239,081                 173,088                534,322
 EBITDA (1)                      (37,956)        (36)        (20,850)       (15)     (71,828)      (35)     (59,882)      (23)
 EBITDA (before nonrecurring
    charges) (1)                 (36,500)        (35)        (18,528)       (14)     (71,013)      (34)     (47,449)      (18)
 Capital expenditures (2)         70,004                      95,862                 133,863                168,121



                                         June 30,       September 30,      December 31,       March 31,         June 30,
                                           1997              1997              1997              1998             1998
                                       -------------    ---------------    --------------    -------------    -------------
                                                                           (unaudited)
Statistical Data (3):
Full time employees                         2,623          2,861                3,032             3,050         3,089
Telecom services:
    Access lines in service (4)            20,108         50,551              141,035           186,156        237,458
    Buildings connected (5) :
      On-net                                  560            590                  596               637            665
      Hybrid (6)                            1,704          1,726                1,725             3,294          3,733
                                       -------------    ---------------    --------------    -------------    -------------
        Total buildings connected           2,264          2,316                2,321             3,931          4,398
    Customer circuits in service
      (VGEs) (7)                          917,656      1,006,916            1,111,697         1,171,801      1,250,479
    Operational switches:
      Voice                                    17             18                   19                20             20
      Data                                     15             15                   15                15             15
                                       -------------    ---------------    --------------    -------------    -------------
        Total operational switches             32             33                   34                35             35
    Switched minutes of use (in
      millions)                               742            788                  660               639            516
    Fiber route miles (8):
      Operational                           2,898          3,021                3,043             3,194          3,812
      Under construction                        -              -                    -                 -            430
    Fiber strand miles (9):
      Operational                         101,788        109,510              111,435           118,074        124,642
      Under construction                        -              -                    -                 -         11,102
    Wireless miles (10)                       511            511                  511               511            511
Internet services:
    Direct access and Web site
      hosting services subscribers          9,070         10,630               12,275            14,976         18,638
    Average monthly revenue per
      subscriber                     $      23.95          24.24                25.01             25.12          25.87
Satellite services:
    VSATs                                     895            934                  957               921            928
    C-band installations (11)                  57             54                   57                59             66
    L-band installations (12)                 671            768                1,239             1,450          1,636

(1) EBITDA consists of earnings (loss) before interest, income taxes, depreciation and amortization, other expense, net and minority interest in share of losses, or simply, operating loss plus depreciation and amortization. EBITDA (before nonrecurring charges) represents EBITDA before certain nonrecurring charges such as the net (gain) loss on disposal of long-lived assets, provision for impairment of long-lived assets and merger and restructuring costs. During the three months ended June 30, 1998, the Company reclassified the amortization of deferred advertising costs from depreciation and amortization to selling, general and administrative expenses. Additionally, the Company reclassified certain costs originally recorded as merger and restructuring costs during the three months ended March 31, 1998 to selling, general and administrative expenses. Accordingly, the Company has restated EBITDA (before nonrecurring charges) to reflect these reclassifications in the Company's statement of operations for all historical periods presented. EBITDA and EBITDA (before nonrecurring charges) are provided because they are measures commonly used in the Internet and telecommunications industries. EBITDA and EBITDA (before nonrecurring charges) are presented to enhance the understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(2) Capital expenditures include assets acquired under capital leases and excludes payments for construction of the Company's new headquarters, which the Company sold in January 1998 and leased back under a long-term operating lease.

(3) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(4) Access lines in service at June 30, 1998 includes 146,789 lines which are provisioned through the Company's switch and 90,669 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(5) Prior to the first quarter of 1998, the Company reported only special access buildings connected. Beginning March 31, 1998, buildings connected includes both dial tone and special access buildings connected. The combined special access and dial tone buildings connected at December 31, 1997 was 3,153.

(6) Hybrid buildings connected represent buildings connected to the Company's network via another carrier's facilities.

(7)  Customer  circuits  in service  are  measured  in voice  grade  equivalents
     ("VGEs").

(8) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of June 30, 1998, the Company had 3,812 fiber route miles, of which 53 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(9) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of June 30, 1998, the Company had 124,642 fiber strand miles, of which 2,028 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(10) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

(11) C-band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

(12) L-band installations service smaller maritime installations, and both mobile and fixed land-based units.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenue. Revenue for the three months ended June 30, 1998 increased $30.5 million, or 29%, from the three months ended June 30, 1997. Telecom Services revenue increased 68% to $69.5 million due to an increase in revenue from switched local services, long distance and special access services, offset in part by a decline in average unit pricing and in wholesale switched services revenue. Switched local services revenue increased from $1.2 million (3% of Telecom Services revenue) for the three months ended June 30, 1997 to $29.5 million (42% of Telecom Services revenue) for the three months ended June 30,
1998. Revenue from long distance generated $5.8 million for the three months ended June 30, 1998, compared to no reported revenue for the three months ended June 30, 1997. Switched access (terminating long distance) revenue was approximately $11.4 million for the three months ended June 30, 1998, compared to $19.7 million for the three months ended June 30, 1997. The Company anticipates that switched access revenue will continue to decline as it de-emphasizes its wholesale switched services. The Company has recently raised prices on its wholesale switched services product in order to improve margins and free up switch port capacity for its higher margin dial tone product. Special access revenue increased from $13.5 million for the three months ended June 30, 1997 to $17.6 million for the three months ended June 30, 1998. Revenue from data services did not generate a material portion of total revenue during either period. Also included in Telecom Services revenue for the three months ended June 30, 1998 is $5.2 million generated by Zycom, compared to $6.8 million for the three months ended June 30, 1997. The decrease in Zycom revenue for the three months ended June 30, 1998 as compared to the same period in 1997 relates to a general decline in call traffic and the loss of certain customers.

     Internet Services revenue decreased 2% to $40.4 million for the three months ended June 30, 1998, compared to $41.0 million for the three months ended June 30, 1997, primarily due to a decrease in dial-up services subscribers between the comparative periods. Offsetting this decrease was an increase in revenue of $0.5 million, or 7%, from $7.5 million to $8.0 million for the three months ended June 30, 1997 and 1998, respectively, generated from the Company's higher margin direct access and Web site hosting services.

     Network Services revenue decreased 6% to $14.8 million for the three months ended June 30, 1998, compared to $15.6 million for the three months ended June 30, 1997. The decrease in Network Services revenue is primarily due to large equipment sales to a single customer during the three months ended June 30, 1997.

     Satellite Services revenue increased 48% to $11.7 million for the three months ended June 30, 1998. This increase is primarily due to the operations of MTN, which comprised $8.0 million of total Satellite Services revenue for the three months ended June 30, 1998, compared to $5.3 million during the same period in 1997. This increase was due to the addition of six cruise ships and increased equipment sales. The remaining increase can be attributed to the general growth of MCN and Nova-Net, which reported an increase in revenue of $1.1 million, compared to the three months ended June 30, 1997. On July 17, 1998, the Company entered into separate definitive agreements to sell MCN and Nova-Net. The sale of MCN was completed on August 12, 1998. The sale of Nova-Net is expected to be completed later this year and remains subject to certain conditions, including regulatory approvals.

     Operating costs. Total operating costs for the three months ended June 30, 1998 increased $9.7 million, or 12%, from the three months ended June 30, 1997. Telecom Services operating costs increased from $42.4 million, or 103% of Telecom Services revenue, for the three months ended June 30, 1997, to $48.8 million, or 70% of Telecom Services revenue, for the three months ended June 30, 1998. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in volume of switched local and special access services and the addition of network operating costs which include engineering and operations personnel dedicated to the development and launch of local exchange services. The decrease in operating costs as a percentage of total revenue is due primarily to a greater volume of higher margin services, principally local exchange services. The Company expects the Telecom Services ratio of operating costs to revenue will further improve as the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than the ILEC facilities, and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

     Internet Services operating costs increased 9% to $26.1 million and increased as a percentage of Internet Services revenue from 58% for the three months ended June 30, 1997 to 65% for the three months ended June 30, 1998. The increase is due to increased transport costs due to initiatives related to the conversion from an analog to a digital based network, which produced certain duplicative costs during the period of conversion.

     Network Services operating costs decreased 2% to $12.6 million and increased as a percentage of Network Services revenue from 82% for the three months ended June 30, 1997 to 85% for the three months ended June 30, 1998. The decrease in operating costs in absolute dollars is due to the decrease in equipment sales and general business volume between the comparative periods. Operating costs increased as a percentage of revenue due to cost overruns during the three months ended June 30, 1998. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs.

     Satellite Services operating costs increased to $5.9 million for the three months ended June 30, 1998, from $4.4 million for the three months ended June 30, 1997. Satellite Services operating costs as a percentage of Satellite Services revenue decreased from 55% for the three months ended June 30, 1997 to 50% for the three months ended June 30, 1998. Operating costs decreased as a percentage of revenue as a result of the increase in revenue from MTN and Nova-Net which have relatively higher margins than MCN. Satellite Services operating costs consist primarily of transponder lease costs and the cost of equipment sold.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1998 increased $2.8 million, or 5%, compared to the three months ended June 30, 1997. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local

                                       23
and long distance telephone services. SG&A expenses as a percentage of total revenue decreased from 55% for the three months ended June 30, 1997 to 45% for the three months ended June 30, 1998, as the Company begins to benefit from the revenue generated by newly developed services requiring substantial administrative, selling and marketing expense prior to initial service offerings. The Company expects SG&A expenses for Telecom Services to increase slightly in absolute dollars over the near term as a result of hiring new staff to facilitate the marketing and development of local dial tone, local toll, long distance and data transmission services.

     Depreciation and amortization. Depreciation and amortization increased $11.7 million, or 62%, for the three months ended June 30, 1998, compared to the three months ended June 30, 1997, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. The Company reports high levels of depreciation expense relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight-line method despite the low rate of capacity utilization in the early stages of network operation. Additionally, during the three months ended June 30, 1998, the Company recorded a cumulative adjustment to depreciation and amortization expense of approximately $3.7 million for the aggregate depreciation and amortization expense on capital and other assets of MTN, which was not recorded during the period in which MTN was held for sale. On April 1, 1998, the Company entered into a definitive agreement to sell the capital stock of MTN and, on July 1, 1998, the Company exercised its option to terminate the agreement. MTN remains a subsidiary of the Company.

     Net (gain) loss on disposal of long-lived assets. Net (gain) loss on disposal of long-lived assets fluctuated from a net gain of $0.3 million for the three months ended June 30, 1997 to a net loss of $0.1 million for the three months ended June 30, 1998. Net gain on disposal of long-lived assets for the three months ended June 30, 1997 represents a gain on the sale of NETCOM's investment in the McKinley Group. For the three months ended June 30, 1998, net loss on disposal of long-lived assets relates to the loss on the sale of certain Internet equipment.

     Merger and restructuring costs. Merger and restructuring costs for the three months ended June 30, 1997 of $1.7 million relate to the restructuring of NETCOM's subsidiary in the United Kingdom and include $0.7 million in accrued expenses for costs to terminate excess leased office facilities, a $0.4 million write-off of previously capitalized deferred subscriber acquisition costs and a $0.6 million write-off of office equipment, furniture and building improvements. For the three months ended June 30, 1998, merger and restructuring costs include approximately $1.6 million of merger costs associated with ICG's merger with NETCOM in January 1998, which consists of additional severance and line termination costs, and $0.6 million in restructuring costs, primarily severance costs, related to the decentralization of the Company's Network Services subsidiary.

     Interest expense. Interest expense increased $13.5 million, from $28.5 million for the three months ended June 30, 1997, to $42.0 million for the three months ended June 30, 1998, which includes $39.9 million of non-cash interest. This increase is primarily attributable to an increase in long-term debt, primarily the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998 and the 9 7/8% Notes issued in April 1998. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash.

     Interest income. Interest income increased $1.7 million, from $7.8 million for the three months ended June 30, 1997, to $9.5 million for the three months ended June 30, 1998. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuance of the 6 3/4% Preferred Securities in September and October 1997, the 10% Notes in February 1998 and the 9 7/8% Notes in April 1998.

     Other expense, net. Other expense, net increased from $0.1 million net expense for the three months ended June 30, 1997 to $3.2 million net expense for the three months ended June 30, 1998. Other expense, net recorded for the three months ended June 30, 1997 consists primarily of litigation settlement costs. For the three months ended June 30, 1998, other expense, net primarily includes approximately $2.7 million in settlement costs paid to the former minority shareholders of MTN.

     Income tax expense. Income tax expense for the three months ended June 30, 1997 and 1998 is attributable to state and foreign income taxes incurred and paid by NETCOM.

     Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries increased $4.5 million, from $9.1 million for the three months ended June 30, 1997 to $13.6 million for the three months ended June 30, 1998. The increase is due primarily to the issuance of the 6 3/4% Preferred Securities in September and October 1997. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended June 30, 1998 consists of the accretion of issuance costs ($0.3 million) and the accrual of the preferred securities dividends ($13.3 million) associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2007 (the 14 1/4% Preferred Stock").

     Net loss. Net loss increased $14.1 million, or 16%, primarily due to the increases as a percentage of revenue of depreciation and amortization, merger and restructuring costs, interest expense and minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries as noted above.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Revenue. Revenue for the six months ended June 30, 1998 increased $54.1 million, or 26%, from the six months ended June 30, 1997. Telecom Services revenue increased 69% to $134.2 million due to an increase in revenue from switched local services, long distance and special access services, offset in part by a decline in average unit pricing and in wholesale switched services revenue. Switched local services revenue increased from $1.2 million (1% of Telecom Services revenue) for the six months ended June 30, 1997 to $52.6 million (39% of Telecom Services revenue) for the six months ended June 30,
1998. Revenue from long distance generated $10.9 million for the six months ended June 30, 1998, compared to no reported revenue for the six months ended June 30, 1997. Switched access (terminating long distance) revenue was approximately $25.6 million for the six months ended June 30, 1998, compared to $38.3 million for the six months ended June 30, 1997. Special access revenue increased from $25.6 million for the six months ended June 30, 1997 to $33.6 million for the six months ended June 30, 1998. Revenue from data services did not generate a material portion of total revenue during either period. Also included in Telecom Services revenue for the six months ended June 30, 1998 is $11.5 million generated by Zycom, compared to $14.4 million for the same period in 1997. Substantially all of the decrease in Zycom revenue for the six months ended June 30, 1998 as compared to the same period in 1997 relates to a general decline in call traffic and the loss of certain customers.

     Internet Services revenue increased 1% to $80.9 million for the six months ended June 30, 1998, compared to $80.0 million for the six months ended June 30, 1997 due to an increase in revenue of $3.4 million, or 28%, from the Company's higher margin direct access and Web site hosting services. Offsetting this increase is a decrease in the Company's dial-up services revenue, due to a decrease in dial-up services subscribers between the comparative periods.

     Network Services revenue decreased 22% to $26.2 million for the six months ended June 30, 1998, compared to $33.6 million for the six months ended June 30, 1997. The decrease in Network Services revenue is primarily due to the decline in projects from new and existing customers and large equipment sales to a single customer during the six months ended June 30, 1997.

     Satellite Services revenue increased 41% to $20.6 million for the six months ended June 30, 1998. This increase is primarily due to the operations of MTN, which comprised $13.5 million of total Satellite Services revenue for the six months ended June 30, 1998, compared to $9.8 million during the same period in 1997. The remaining increase can be attributed to the general growth of MCN which increased $1.7 million, from $2.8 million for the six months ended June 30, 1997 to $4.5 million for the six months ended June 30, 1998.

     Operating costs. Total operating costs for the six months ended June 30, 1998 increased $20.3 million, or 12% from the six months ended June 30, 1997. Telecom Services operating costs increased from $83.9 million, or 106% of Telecom Services revenue, for the six months ended June 30, 1997, to $100.8 million, or 75% of Telecom Services revenue, for the six months ended June 30, 1998. The increase in operating costs in absolute dollars is attributable to the increase in volume of switched local and special access services and the addition of engineering and operations personnel dedicated to the development of local exchange services. The decrease in operating costs as a percentage of total revenue is due primarily to a greater volume of higher margin services, principally local exchange services.

     Internet Services operating costs increased 9% to $51.7 million and increased as a percentage of Internet Services revenue from 59% for the six months ended June 30, 1997 to 64% for the six months ended June 30, 1998. The increase is due to increased transport costs due to initiatives related to the conversion from an analog to a digital based network, which produced certain duplicative costs during the period of conversion.

     Network Services operating costs decreased 14% to $23.5 million and increased as a percentage of revenue from 82% for the six months ended June 30, 1997 to 90% for the six months ended June 30, 1998. The decrease in operating costs in absolute dollars is due to the decrease in equipment sales and general business volume between the comparative periods. Operating costs increased as a percentage of revenue due to cost overruns during the six months ended June 30, 1998.

     Satellite Services operating costs increased to $10.9 million for the six months ended June 30, 1998, from $8.0 million for the six months ended June 30, 1997. Satellite Services operating costs as a percentage of Satellite Services revenue decreased from 54% for the six months ended June 30, 1997 to 53% for the six months ended June 30, 1998. This decrease is due to an increase in MTN's sales, which provide higher margins than other maritime services.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1998 increased $10.3 million, or 9%, compared to the six months ended June 30, 1997. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. SG&A expenses as a percentage of total revenue decreased from 54% for the six months ended June 30, 1997 to 47% for the six months ended June 30, 1998.

     Depreciation and amortization. Depreciation and amortization increased $15.9 million, or 45%, for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services. Additionally, during the six months ended June 30, 1998, the Company recorded a cumulative adjustment to depreciation and amortization expense of approximately $3.7 million, for the aggregate depreciation and amortization expense on capital and other assets of MTN which was not recorded during the period in which MTN was held for sale.

     Net (gain) loss on disposal of long-lived assets. Net (gain) loss on disposal of long-lived assets fluctuated from a net gain of $0.9 million for the six months ended June 30, 1997 to a net loss of $0.6 million for the six months ended June 30, 1998. Net gain on disposal of long-lived assets for the six months ended June 30, 1997 consists primarily of a gain on the sale of Satellite Services' Mexico subsidiary and NETCOM's investment in the McKinley Group. For the six months ended June 30, 1998, net loss on disposal of long-lived assets relates to the write-off of certain installation costs of disconnected special access customers of $0.5 million and the loss on the sale of certain Internet equipment of $0.1 million.

     Provision for impairment of long-lived assets. For the six months ended June 30, 1998, provision for impairment of long-lived assets includes a provision for the remaining net book value of goodwill associated with Zycom's purchase of certain operating assets.

     Merger and restructuring costs. Merger and restructuring costs for the six months ended June 30, 1997 of $1.7 million relate to the restructuring of NETCOM's subsidiary in the United Kingdom, consisting of $0.7 million in accrued expenses for costs to terminate excess leased office facilities, a $0.4 million write-off of previously capitalized deferred subscriber acquisition costs and a $0.6 million write-off of office equipment, furniture and building improvements. For the six months ended June 30, 1998, merger and restructuring costs include approximately $9.3 million of merger costs associated with ICG's merger with NETCOM. These costs consist of $4.4 million of investment advisory and legal and accounting fees, $3.7 million relating to penalties and abandonment of projects of NETCOM resulting from the merger and $1.2 million of other costs associated with the merger. Additionally, for the six months ended June 30, 1998, merger and restructuring costs include $0.6 million in restructuring costs, primarily severance costs, related to the decentralization of the Company's Network Services subsidiary.

     Interest expense. Interest expense increased $23.3 million, from $53.6 million for the six months ended June 30, 1997, to $76.9 million for the six months ended June 30, 1998, which included $69.5 million of non-cash interest. This increase was primarily attributable to an increase in long-term debt, primarily the 10% Notes issued in February 1998 and the 9 7/8% Notes issued in April 1998. In addition, the Company's interest expense increased, and will continue to increase, because the principal amount of its indebtedness increases until Holdings' senior indebtedness begins to pay interest in cash.

     Interest income. Interest income increased $2.2 million, from $13.9 million for the six months ended June 30, 1997, to $16.1 million for the six months ended June 30, 1998. The increase is attributable to the increase in cash and invested cash balances from the proceeds of the issuances of the 11 5/8% Notes and 14% Preferred Stock in March 1997, the 6 3/4% Preferred Securities in September and October 1997, the 10% Notes in February 1998 and the 9 7/8% Notes in April 1998.

     Other expense, net. Other expense, net increased from $0.6 million net expense in the six months ended June 30, 1997 to $3.5 million net expense in the six months ended June 30, 1998. Other expense, net recorded for the six months ended June 30, 1997 consists primarily of litigation settlement costs and other miscellaneous gains and losses. For the six months ended June 30, 1998, other expense, net primarily includes approximately $2.7 million in settlement costs paid to the former minority shareholders of MTN.

     Income tax expense. Income tax expense for the six months ended June 30, 1997 and 1998 is attributable to state and foreign income taxes incurred and paid by NETCOM.

     Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries increased $11.9 million, from $14.9 million for the six months ended June 30, 1997 to $26.8 million for the six months ended June 30, 1998. The increase is due primarily to the issuance of the 14% Preferred Stock Mandatorily Redeemable 2008 in March 1997 and the 6 3/4% Preferred Securities in September and October 1997. Minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries recorded during the six months ended June 30, 1998 consists of the accretion of issuance costs ($2.7 million) and the accrual of the preferred security dividends ($24.1 million) associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Exchangeable Preferred Stock.

     Net loss. Net loss increased $39.9 million, or 24%, due to the increases as a percentage of revenue of depreciation and amortization, merger and restructuring costs, interest expense and minority interest in share of losses, net of accretion and preferred dividends on preferred securities of subsidiaries as noted above.

Liquidity and Capital Resources

     The Company's growth has been funded through a combination of equity, debt and lease financing. As of June 30, 1998, the Company had current assets of $754.2 million, including $631.5 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $154.7 million, providing working capital of $599.6 million. The Company invests excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short-term investment objectives are safety, liquidity and yield, in that order.

Cash Used By Operating Activities

     The Company's operating activities used $39.2 million and $54.3 million for the six months ended June 30, 1997 and 1998, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation and amortization expense, deferred interest expense, preferred dividends on subsidiary preferred securities and changes in working capital items.

     The Company does not anticipate that cash provided by operations will be sufficient to fund operating activities, the future expansion of existing networks or the construction and acquisition of new networks in the near term. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other SG&A expenses supporting its operations, any or all of which may not occur, the Company anticipates that cash used by operating activities will continue to improve in the near term.

Cash Used By Investing Activities

     Investing activities used $115.2 million and $46.7 million for the six months ended June 30, 1997 and 1998, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets, of $128.3 million and $165.8 million for the six months ended June 30, 1997 and 1998, respectively. Additionally, cash used by investing activities includes payments for construction of the Company's headquarters of $10.2 million and $4.9 million for the six months ended June 30, 1997 and 1998, respectively. Offsetting the expenditures for investing activities for the six months ended June 30, 1998 are the proceeds from the sale of the Company's new headquarters of $29.1 million and the sale of short-term investments of $96.3 million. The Company will continue to use cash in 1998 and subsequent periods for the construction of new networks, the expansion of existing networks and, potentially, for acquisitions. The Company acquired assets under capital leases of $2.3 million for the six months ended June 30, 1998.

Cash Provided By Financing Activities

     Financing activities provided $173.1 million and $534.3 million for the six months ended June 30, 1997 and 1998, respectively. Cash provided by financing activities for these periods primarily includes cash received in connection with the private placement of the 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") and the 14% Preferred Stock in March 1997, and the 10% Notes and the 9 7/8% Notes in February and April 1998, respectively. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of ICG and Holdings-Canada common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings.

     On February 12, 1998, ICG Services completed a private placement of 10% Notes for net proceeds, after underwriting and other offering costs, of approximately $291.0 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable each February 15 and August 15, commencing August 15, 2003. The 10% Notes will be redeemable at the option of ICG Services, in whole or in part, on or after February 15, 2003.

     On April 27, 1998, ICG Services completed a private placement of 9 7/8% Notes, for net proceeds, after underwriting and other offering costs, of approximately $242.4 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable each May 1 and November 1, commencing November 1, 2003. The 9 7/8% Notes will be redeemable at the option of ICG Services, in whole or in part, on or after May 1, 2003.

     As of June 30, 1998, the Company had an aggregate of approximately $72.8 million of capitalized lease obligations and an aggregate accreted value of approximately $1.5 billion was outstanding under the 13 1/2% Notes, the 12 1/2% Notes, the 11 5/8% Notes, the 10% Notes and the 9 7/8% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing on March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing on November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing on September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8 Notes require payments of interest in cash commencing November 1, 2003 and mature May 1, 2008. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. In addition, the 14% Preferred Stock and 14 1/4% Preferred Stock require payments of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. As of June 30, 1998, the Company had $5.7 million of other indebtedness outstanding. The Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its business as currently planned and to fund its operating deficits through 1999. With respect to indebtedness outstanding on June 30, 1998, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002 and $212.6 million in 2003. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $4.5 million remaining in 1998, $8.9 million in each of 1999 and 2000, $21.5 million in 2001, $57.0 million in 2002 and $70.9 million in 2003. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capitalized leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred stock, would be adversely affected.

Capital Expenditures

     The Company's capital expenditures (including assets acquired under capitalized leases and excluding payments for construction of the Company's new headquarters) were $69.9 million and $95.8 million for the three months ended June 30, 1997 and 1998, respectively, and $133.9 million and $168.1 million for the six months ended June 30, 1997 and 1998, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $272.0 million during the second half of 1998, including capital expenditure requirements of NETCOM. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company has committed to purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

Other Cash Commitments and Capital Requirements

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the Company's unaudited
Consolidated Financial Statements for the six months ended June 30, 1998 included elsewhere herein.

     In view of the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its business as currently planned and to fund its operating deficits through 1999. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capitalized leases and other financing arrangements. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

     The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business. In addition, the inability to fund operating deficits with the proceeds of financings until the Company establishes a sufficient revenue-generating customer base could have a material adverse effect on the Company's liquidity.

Year 2000 Compliance

     The Company is performing a comprehensive review of its information and support systems to determine whether such systems will properly function in the year 2000 and thereafter. Systems under review principally include the Company's network operations and monitoring systems, billing and financial systems and systems supporting the Company's communications equipment premises, building facilities and other office equipment. Although the Company relies primarily on systems developed with current technology and many of the systems currently in operation were designed to be year 2000 compliant, the Company expects that it will have to replace, upgrade or reprogram certain systems to ensure that all interfacing technology will be year 2000 compliant when running jointly. The Company's due diligence also includes an evaluation of vendor-provided technology and the implementation of new policies to require vendors to confirm that they have disclosed and will correct any year 2000 compliance issues.

         The Company's evaluation process is expected to be complete during 1998. Certain minor conversions and system upgrades are already under way and the Company plans to have all identified compliance issues resolved by mid-1999. The costs associated with resolving year 2000 compliance issues are expensed as incurred and, in the aggregate, are not expected to have a material impact on the Company's financial condition or results of operations. While the Company believes that its software applications will be year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, if the software applications of local exchange carriers, long distance carriers or others on whose services the Company depends are not year 2000 compliant, it could have a material adverse effect on the Company's financial condition and results of operations.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

     See Note 7 (d) to the Company's unaudited Consolidated Financial Statements for the six months ended June 30, 1998 contained elsewhere in this Quarterly Report.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of ICG Communications, Inc. was held on June 3, 1998 (the "Annual Meeting"). At the Annual Meeting, three matters were considered and acted upon: (1) the election of two directors to serve until the 2001 Annual Meeting of Stockholders and until their successors have been duly elected and qualified; (2) the approval of the adoption of the ICG Communications, Inc. 1998 Stock Option Plan and (3) the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of ICG Communications, Inc. and its subsidiaries for the fiscal year ending December 31, 1998.

     Indicated below are the total votes in favor of each director nominee and the total votes withheld:

                                                      Votes
                                     -----------------------------------------
                                           For                   Withheld
                                     ----------------      -------------------
           Leontis Teryazos             40,179,233                158,839
           Walter Threadgill            40,191,465                146,607

     In connection with the vote on the adoption of the ICG Communications, Inc. 1998 Stock Option Plan, 26,643,251 votes were cast in favor of the approval of such adoption and 13,647,001 votes were cast in opposition thereto.

     In connection  with the vote on the  ratification of the appointment of the
     independent   auditors,   10,264,349  votes  were  cast  in  favor  of  the
     appointment and 47,301 votes were cast in opposition thereto.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

          (4) Instruments Defining the Rights of Security Holders, Including Indentures

               4.1 Indenture, between ICG Services, Inc. and Norwest Bank Colorado, National Association, dated as of April 27, 1998 [Incorporated by reference to Exhibit 4.4 to ICG Services, Inc. Registration Statement on Form S-4 No. 333-60653, as amended].

          (10) Material Contracts.

               10.1:Employment Agreement,  dated as of July 1, 1998, between ICG
                    Communications, Inc. and Harry R. Herbst.

               10.2:ICG   Communications,    Inc.   1998   Stock   Option   Plan
                    [Incorporated by reference to Attachment A to ICG Communications, Inc.'s Proxy Statement for the fiscal year ended December 31, 1997].

          (27) Financial Data Schedules.

               27.1:Restated Financial Data Schedule of ICG Communications, Inc.
                    for the Six Months Ended June 30, 1997.

               27.2:Financial Data Schedule of ICG Communications,  Inc. for the
                    Six Months Ended June 30, 1998.

     (B) Reports on Form 8-K. The following reports on Form 8-K were filed by the registrants during the three months ended June 30, 1998:

          (i) Current Report on Form 8-K dated April 20, 1998, regarding the announcement of the private placement of $200 million of Senior Discount Notes by ICG Services, Inc.

          (ii) Current Report on Form 8-K dated June 12, 1998, regarding the consolidated financial statements of ICG Communications, Inc. for the fiscal years ended September 30, 1995 and 1996, the three months ended December 31, 1996, and the fiscal year ended December 31, 1997, restated to include the operations of NETCOM On-Line Communication Services, Inc. for all historical periods.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  EXHIBIT 10.1

             Employment Agreement, dated as of July 1, 1998, between
                   ICG Communications, Inc. and Harry Herbst

                              EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT ("Agreement") is made as of the 1st day of July, 1998 by and between ICG Communications, Inc. ("Employer" or the "Company") and Harry R. Herbst ("Employee").

                                 R E C I T A L S

     WHEREAS, Employer desires to hire and employ Employee as Executive Vice President and Chief Financial Officer of the Company, or in such other position as Employer may from time-to-time decide, as provided herein; and

     WHEREAS, Employee desires to be employed by Employer as provided herein.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties agree as follows:

     1. Employment. The Company agrees to employ Employee and Employee hereby agrees to be employed by the Company or by such of its subsidiary corporations as determined by the Company, on a full-time basis, for the period and upon the terms and conditions hereinafter set forth.

     2. Capacity and Duties. Employee shall serve as Executive Vice President of Employer beginning July 1, 1998 and as Executive Vice President and Chief Financial Officer of Employer beginning August 1, 1998. During his employment, Employee shall perform the duties and bear the responsibilities commensurate with his position and shall serve the Employer faithfully and to the best of his ability. Employee shall devote 100% of his working time to carrying out his obligations hereunder.

     3. Compensation and Benefits.

          3.1 The Company shall pay Employee during the Term of this Agreement an annual base salary, payable semi-monthly in arrears. The annual base salary will be Two Hundred Twenty-Five Thousand Dollars ($225,000.00).

          3.2 In addition to the base salary, Employee will be eligible for an annual performance bonus in an exact amount to be determined by the Board of Directors of the Company or the Compensation Committee of the Board. The annual bonus will be determined in accordance with the bonus plan of the Company and will be based on objectives and goals set for the Company and the Employee (the annual bonus is expected to be approximately 50% of annual base salary if all objectives and goals are met).

          3.3 In addition to salary and bonus payments as provided above, the Company will provide Employee, during the Term of this Agreement, with the benefits of such insurance plans, hospitalization plans, club memberships and similar benefits as shall be generally provided to executive officers of the Company of this level and for which Employee may be eligible under the terms and conditions thereof. Employee will also be entitled to all benefits provided under any directors and officers liability insurance or errors and omissions insurance maintained by the Company. Throughout the Term of this Agreement, the Company will provide Employee with a car allowance in the amount of Seven Hundred and 00/100 Dollars ($700.00) per month.

          3.4 Throughout the Term of this Agreement, the Company will reimburse Employee for all reasonable out-of-pocket expenses incurred by Employee in connection with the business of the Company and the performance of his duties under this Agreement, upon presentation to the Company by Employee of an itemized accounting of such expenses with reasonable supporting data.

          3.5 Employee shall retain all stock options previously granted to him by the Company in his capacity as a non-employee director, including those granted in 1998 but not vested. In addition, the Company will provide to Employee stock options pursuant to and subject to the terms and conditions of the Company's 1998 Stock Option Plan. Employee will receive a grant of 100,000 stock options upon employment with an exercise price equal to the closing price of ICG common stock on the date of this Agreement (July 1, 1998).

     4. Term. The initial term of this Agreement will be for one (1) year, commencing on July 1, 1998 ("Term"). Upon completion of the first twelve (12) months of the Term, this Agreement will automatically renew from month-to-month such that there will always be twelve (12) months remaining in the Term, unless and until either party shall give at least thirty (30) days notice to the other of his or its desire to terminate this Agreement (in such case, the Term shall end upon the date indicated in such notice). The applicable provisions of
Section 6, 7, 8, 9 and 10 shall remain in full force and effect as provided and for the time periods specified in such Sections notwithstanding the termination of this Agreement; all other obligations of either party to the other under this Agreement shall terminate at the end of the Term.

     5. Termination.

          5.1 If Employee dies during the Term of this Agreement, the Company will pay his estate the compensation payable to him under the terms of this Agreement.

          5.2 If, during the Term of this Agreement, Employee is prevented from performing his duties by reason of illness or incapacity for one hundred forty (140) days in any one hundred eighty (180) day period, the Company may terminate this Agreement, upon thirty (30) days prior notice thereof to Employee or his duly appointed legal representative. Notwithstanding anything contained in Subsection 5.2, Employee will be entitled to all benefits provided under any disability plans of the Company.

          5.3 The Company or the Employee may terminate this Agreement upon at least thirty (30) days prior notice upon the happening of any of the following events:

               5.3.1 The sale by the Company of substantially all of its assets to a single purchaser or associated group of purchasers who are not affiliates of the Company.

               5.3.2 The sale, exchange or other disposition in one or more related transactions resulting in a change of ownership of fifty percent (50%) or more of the outstanding voting stock of the Company to or with a person, firm or corporation not then an affiliate of the Company.

               5.3.3 The merger or consolidation of the Company in a transaction not involving an affiliate of the Company in which the shareholders of the Company receive less than fifty (50%) of the outstanding voting stock of the new continuing corporation.

               5.3.4 A bona fide decision by the Company to terminate its business and liquidate its assets (but only if such liquidation is not part of a plan to carry on the Company's business through its shareholders).

               5.3.5 Any constructive dismissal of the Employee. For the purposes hereof "constructive dismissal" means, unless consented to by the Employee in writing, any of the following actions by the Company:

               (i) any material reduction in the Employee's office, titles, positions, duties, responsibilities, powers or reporting relationships;

               (ii) any reduction in the annual salary of the Employee;

               (iii)any  requirement  to relocate  to another  state or country;
                    and

               (iv) any  material  reduction  in the  value  of  the  Employee's benefits plans and programs, including, without limiting the generality of the foregoing, bonus arrangements.

For the purpose of this Agreement, the term "affiliate" means a person, firm or corporation that directly or indirectly, through one or more intermediaries, controls, is controlled by, or is under common control with the Company.

          5.4 The Company may terminate this Agreement immediately for gross negligence or intentional misconduct by the Employee.

          5.5 The Company may terminate this Agreement immediately upon the conviction of Employee of any felony or upon a material breach by Employee of any obligation or covenant created by or under this Agreement.

          5.6 If this Agreement is terminated by the Company under Section 4 or Subsection 5.1, 5.2 or 5.4 above during the Term hereof, the Company shall pay Employee a termination fee equal to two (2) times his annual base salary. Such termination fee will be paid in a lump sum within thirty (30) days from the date of termination. If this Agreement is terminated by the Company or by Employee within 90 days after the occurrence of any of the events described in Section 5.3 above, the Company will pay Employee a termination fee equal to two (2) times his annual base salary. Such termination fee will be paid in a lump sum within thirty (30) days from the date of termination. In addition, all options to purchase shares of the Company which have been granted but not yet vested will immediately vest on the date of termination and the Employee will be entitled to exercise such options in accordance with the plans and agreements relating to such options.

     6. Covenant Not to Compete.

          6.1 During the Term of this Agreement (or, if longer, during the term of Employee's employment with the Company or any of its affiliates) and for a period of twelve (12) months after termination of this Agreement (or, if later, termination of Employee's employment with the Company or any of its affiliates), Employee shall not, directly or indirectly, own, manage, operate, control, be employed by, or participate in the ownership, management, operation or control of a business that is engaged in the same business as the Company within any area or at any location constituting, during the term of Employee's employment and/or at the time Employee's employment is terminated, a Relevant Area. For the purposes of this Section 6, including all subsections of this Section 6, the business in which the Company is engaged is the business commonly known as the competitive access and network services business and all other services the Company provides during the term of Employee's employment ("Services"). The "Relevant Area" shall be defined for the purposes of this Agreement as any area located within, or within fifty (50) miles of, the legal boundaries or limits of any city within which the Company or any affiliate thereof is providing Services, has commenced the acquisition of any authorizations, rights of way or facilities or has commenced the construction of facilities for the purpose of providing Services, or in which the Company has publicly announced or privately disclosed to Employee that it plans to provide Services.

          6.2 During the Term of this Agreement (or, if longer, during the term of Employee's employment with the Company or any of its affiliates) and for a period of twelve (12) months after termination of this Agreement (or, if later, termination of Employee's employment with the Company or any of its affiliates), Employee shall not (i) directly or indirectly cause or attempt to cause any employee of the Company or any of its affiliates to leave the employ of the Company or any affiliate, (ii) in any way interfere with the relationship between the Company and any employee or between an affiliate and any employee of the affiliate, or (iii) interfere or attempt to interfere with any transaction in which the Company or any of its affiliates was involved during the Term of this Agreement or Employee's employment, whichever is longer.

          6.3 Employee agrees that, because of the nature and sensitivity of the information to which he will be privy and because of the nature and scope of the Company's business, the restrictions contained in this Section 6 are fair and reasonable.

          6.4 Notwithstanding the foregoing, at any time after the Term of this Agreement, Employee may request the Chief Executive Officer of the Company to waive any terms of the covenant not to compete obligations of Employee hereunder. The Chief Executive Officer of the Company shall consider any such request and will not unreasonably withhold his consent in connection with any such request.

     7. Confidential Information.

          7.1 The relationship between the Company and Employee is one of confidence and trust. This relationship and the rights granted and duties imposed by this Section shall continue until a date ten (10) years from the date Employee's employment is terminated.

          7.2 As used in this Agreement (i) "Confidential Information" means information disclosed to or acquired by Employee about the Company's plans, products, processes and services including the Services and any Relevant Area, including information relating to research, development, inventions, manufacturing, purchasing, accounting, engineering, marketing, merchandising, selling, pricing and tariffed or contractual terms, customer lists and prospect lists or other market information, with respect to any of the Company's then current business activities; and (ii) "Inventions" means any inventions, discoveries, concepts and ideas, whether patentable or not, including, without limitation, processes, methods, formulas, and techniques (as well as related improvements and knowledge) that are based on or related to Confidential Information, that pertain in any manner to the Company's then currently used technology, expertise or business and that are made or conceived by Employee, either solely or jointly with others, and while employed by the Company or within six (6) months thereafter, whether or not made or conceived during working hours or with the use of the Company's facilities, materials or personnel.

          7.3 Employee agrees that he shall at no time during the term of his employment or at any time thereafter disclose any Confidential Information or component thereof to any person, firm or corporation to any extent or for any reason or purpose or use any Confidential Information or component thereof for any purpose other than the conduct of the Company's business.

          7.4 Any Confidential Information or component thereof that is directly or indirectly originated, developed or perfected to any degree by Employee during the term of his employment by the Company shall be and remain the sole property of the Company and shall be deemed trade secrets of the Company.

          7.5 Upon termination of Employee's employment pursuant to any of the provisions herein, Employee or his legal representative shall deliver to the Company all originals and all duplicates and/or copies of all documents, records, notebooks, and similar repositories of or containing Confidential Information then in his possession, whether prepared by him or not.

          7.6 Employee agrees that the covenants and agreements contained in this Section 7 are fair and reasonable and that no waiver or modification of this Section or any covenant or condition set forth herein shall be valid unless set forth in writing and duly executed by the parties hereto. Employee agrees to execute such separate and further confidentiality agreements embodying the provisions of this Section 7 as the Company may reasonably request.

     8. Injunctive Relief. Upon a material breach or threatened material breach by Employee of any of the provisions of Sections 6 and 7 of this Agreement, the Company shall be entitled to an injunction restraining Employee from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach, including recovery of damages from Employee.

     9. No Waiver. A waiver by the Company of a breach of any provision of this Agreement by Employee shall not operate or be construed as a waiver of any subsequent or other breach by Employee.

     10. Severability. It is the desire and intent of the parties that the provisions of this Agreement shall be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, if any particular provision or portion of this Agreement shall be adjudicated to be invalid or unenforceable, this Agreement shall be deemed amended to delete therefrom the portion thus adjudicated to be invalid or unenforceable, such deletion to apply only with respect to the operation of such Section in the particular jurisdiction in which such adjudication is made.

     11. Notices. All communications, requests, consents and other notices provided for in this Agreement shall be in writing and shall be deemed given if mailed by first class mail, postage prepaid, certified or return receipt requested to the last known address of the recipient.

     12. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Colorado.

     13. Assignment. The Company may assign its rights and obligations under this Agreement to any affiliate of the Company and all covenants and agreements hereunder shall inure to the benefit of and be enforceable by or against any such assignee. Neither this Agreement nor any rights or duties hereunder may be assigned or delegated by Employee.

     14. Amendments. No provision of this Agreement shall be altered, amended, revoked or waived except by an instrument in writing, signed by each party to this Agreement.

     15. Binding Effect. Except as otherwise provided herein, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective legal representatives, heirs, successors and assigns.

     16. Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     17. Entire Agreement. This Agreement sets forth the entire agreement and understanding of the parties and supersedes all prior understandings, agreements or representations by or between the parties, whether written or oral, which relate in any way to the subject matter hereof.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                   /s/ Harry R. Herbst
                                  --------------------------------------
                                  HARRY R. HERBST



                                  ICG COMMUNICATIONS, INC.



                                  By: /s/ Don Teague
                                      --------------------------------------

                                  Name:  Don Teague
                                        ------------------------------------

                                  Title: Exec. V.P.
                                        ------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.



                             ICG COMMUNICATIONS, INC.





Date:  August 13, 1998       By: /s/ Harry R. Herbst
                                 ----------------------------------------------
                                 Harry R. Herbst, Executive Vice President and Chief Financial Officer
                                 (Principal Financial Officer)







Date:  August 13, 1998       By: /s/ Richard Bambach
                                 ----------------------------------------------
                                 Richard Bambach, Vice President and Corporate Controller (Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.



                             ICG FUNDING, LLC




                             By: ICG Communications, Inc.
                                 Common Member and Manager





Date:  August 13, 1998       By: /s/ Harry R. Herbst
                                 ----------------------------------------------
                                 Harry R. Herbst, Executive Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.



                             ICG HOLDINGS (CANADA), INC.





Date:  August 13, 1998       By: /s/ Harry R. Herbst
                                 ----------------------------------------------
                                 Harry R. Herbst, Executive Vice President and Chief Financial Officer
                                 (Principal Financial Officer)







Date:  August 13, 1998       By: /s/ Richard Bambach
                                 ----------------------------------------------
                                 Richard Bambach, Vice President and Corporate Controller (Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.



                             ICG HOLDINGS, INC.





Date:  August 13, 1998       By: /s/ Harry R. Herbst
                                 ----------------------------------------------
                                 Harry R. Herbst, Executive Vice President and Chief Financial Officer
                                 (Principal Financial Officer)







Date:  August 13, 1998       By: /s/ Richard Bambach
                                 ----------------------------------------------
                                 Richard Bambach, Vice President and Corporate Controller (Principal Accounting Officer)