Form 10-K/A
period 1997-12-31
ICG FUNDING LLC
filed 1998-11-12
CIK 1049902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

          X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       (Commission File Number 333-40495)

                                ICG FUNDING, LLC
             (Exact name of registrant as specified in its charter)

                                    Delaware
                  State or other jurisdiction of organization)

                                   84-1434980
                      (I.R.S. Employer Identification No.)

                            161 Inverness Drive West
                            Englewood, Colorado 80112
                        (888) 424-1144 or (303) 414-5000
                   (Address of principal executive offices and
             registrant's telephone numbers, including area codes)


     ICG Funding, LLC has no securities registered pursuant to Sections 12(b) or 12(g) of the Act.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
     ITEM 1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .     3
           Overview  . . . . . . . . . . . . . . . . . . . . . . . . .     3
           Key Transactions Subsequent to December 31, 1997. . . . . .     3
     ITEM 2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .     4
     ITEM 3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .     4
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . .     4

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SECURITYHOLDER MATTERS . . . . . . . . . . . . . . . . .     5
     ITEM 6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . .     6
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .     7
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . .    11
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . . .    11

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT . . . . .    12
     ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .    12
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .    12
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .    12

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
     ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .    13
           Financial Statements. . . . . . . . . . . . . . . . . . . .    13
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .    14
           Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . .    14

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

                                     PART I



ITEM 1. BUSINESS

Overview


     ICG Funding, LLC (the "Company") is a special purpose limited liability company formed on September 17, 1997 under the laws of the State of Delaware. The Company's principal executive offices are located at 161 Inverness Drive West, Englewood, Colorado 80112.

     Pursuant to the terms of the Limited Liability Company Agreement of the Company, as amended and restated, dated as of September 23, 1997 (the "LLC Agreement"), the Company was formed solely for the purposes of: (i) issuing common and preferred interests in the Company; (ii) using at least 85% of the net proceeds of such issuances and related capital contributions (the "Net Proceeds") to purchase shares of preferred stock of ICG Communications, Inc. ("ICG") ("ICG Preferred Stock") in a private placement; (iii) investing a portion of the remaining Net Proceeds in U.S. Treasury securities, to be held in escrow in an amount sufficient to fund the cash payments of the first thirteen quarterly dividends on the Company's preferred interests (the "Redeemable Preferred Securities"); and (iv) purchasing U.S. Treasury securities pending the purchase of shares of ICG Preferred Stock. Unless previously dissolved, the Company's term will continue until December 31, 2050.

     ICG is the sole common member of the Company. ICG is also the manager of the Company pursuant to the LLC Agreement and as such, manages the business and affairs of the Company. ICG does not receive any compensation for performing such management services. Additionally, all of the Company's administrative expenses, which are insignificant, are paid by ICG.

     The Company does not manufacture or sell any products, does not provide any services to any party and does not intend to enter into any business, other than complying with its obligations under the Redeemable Preferred Securities and effecting the purposes as set forth in the LLC Agreement. The Company does not have any employees.

     For financial information about the Company, see the financial statements included in response to Items 6 and 8 of Part II of this Annual Report on Form 10-K, as amended.

Key Transactions Subsequent to December 31, 1997

     On February 13, 1998, ICG made a capital contribution of 126,750 shares of common stock of ICG, $0.01 par value ("ICG Common Stock"), to the Company. Immediately thereafter, the Company sold the contributed shares to unrelated third parties for proceeds of approximately $3.4 million. The Company recorded the contribution of the ICG Common Stock as additional paid-in capital at the then fair market value and, consequently, no gain or loss was recorded by the Company on the subsequent sale of those shares.

     Also on February 13, 1998, the Company used the remaining proceeds from the private placement of the Redeemable Preferred Securities, which were not restricted for the payment of cash dividends, along with the proceeds from the sale of the contributed ICG Common Stock to purchase approximately $112.4 million of ICG Preferred Stock. The ICG Preferred Stock pays dividends each February 15, May 15, August 15 and November 15 in additional shares of ICG Preferred Stock through November 15, 2000. Subsequent to November 15, 2000, dividends on the ICG Preferred Stock are payable in cash or shares of ICG Common Stock, at the option of ICG. The ICG Preferred Stock is exchangeable, at the option of the Company, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. The ICG Preferred Stock is subject to mandatory redemption on November 15, 2009.

ITEM 2.   PROPERTIES

     At December 31, 1997, the Company's property consisted of: (i) U.S. Treasury securities in the amount of approximately $24.6 million held in escrow to pay quarterly cash dividends on the Redeemable Preferred Securities; and (ii) U.S. Treasury securities in the amount of approximately $108.3 million, which was used to purchase shares of ICG Preferred Stock. The Company does not own any real or tangible property. See "Business - Key Transactions Subsequent to December 31, 1997."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective October 31, 1997, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.47 per Redeemable Preferred Security to holders of record at the close of business on November 1, 1997, which was paid on November 15, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     To date, the one issued and outstanding common security of the Company is held by ICG. There exists no established public trading market for the Company's common securities ("Common Securities"). ICG purchased one share of Common Securities on September 17, 1997 in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). No underwriters were involved in the placement and the Company did not offer to or solicit offers from any other parties to purchase the Common Securities. Since the formation of the Company and ICG's initial capital investment for the Common Securities, there have been no sales or transfers of Common Securities of the Company. No cash dividends have been declared on the Common Securities of the Company.

     On September 24 and October 3, 1997, the Company completed a private placement of 2,645,000 shares of Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for an aggregate gross cash offering price of $132.25 million. All of the Redeemable Preferred Securities were sold to Morgan Stanley Dean Witter and Deutsche Morgan Grenfell (collectively, the "Placement Agents") pursuant to
Section 4(2) of the 1933 Act in a negotiated, private placement. For a discussion of the use of proceeds from the offering, see "Business" and "Business - Key Transactions Subsequent to December 31, 1997."

     The Placement Agents thereafter resold the Redeemable Preferred Securities pursuant to Rule 144A promulgated under the 1933 Act to Qualified Institutional Buyers (as that term is defined in Rule 144A) and Institutional Accredited Investors. Each purchaser of the Redeemable Preferred Securities from the Placement Agents made certain representations and warranties to the Placement Agents that they were qualified to purchase the unregistered Redeemable Preferred Securities. The Company did not receive any of the proceeds from the resale of the Redeemable Preferred Securities by the Placement Agents.

     The Redeemable Preferred Securities are mandatorily redeemable by the Company on November 15, 2009 at the liquidation preference of $50.00 per security, plus accrued and unpaid dividends. Dividends on the Redeemable Preferred Securities are cumulative at the rate of 6 3/4% per annum and are payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, into ICG Common Stock at an exchange price of $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price, for at least 20 days of any consecutive 30-day trading period, by 170% prior to November 16, 1998; by 160% from November 16, 1998 through November 15, 1999; and by 150% from November 16, 1999 through November 15, 2000.

     Effective January 10, 1998, all of the shares of the Redeemable Preferred Securities and the ICG Common Stock issuable upon exchange of such securities were registered for resale under the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the period from September 17, 1997 (inception) to December 31, 1997 has been derived from the audited financial statements of the Company. The information set forth below should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Annual Report, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Period from
                                                            September 17, 1997
                                                              (inception) to
                                                                December 31,
                                                                   1997
                                                           --------------------
                                                               (in thousands)

Statement of Operations Data:
Interest income and net income                                  $    1,949
                                                           --------------------
Preferred dividends on redeemable preferred securities,
   including accretion of offering costs                            (2,460)
                                                           --------------------
     Net loss available to common member                        $     (511)
                                                           ====================

Other Data:
Cash provided by operating activity                             $    1,949
Cash used by investing activities                                 (132,959)
Net cash provided by financing activities                          131,010


                                                              At December 31,
                                                                   1997
                                                           --------------------
                                                              (in thousands)
Balance Sheet Data:
Short-term investments available for sale                       $  108,310
Restricted cash                                                     24,649
Total assets                                                       132,959
Dividends payable                                                    1,116
Due to ICG                                                           4,699
Redeemable preferred securities                                    127,655
Accumulated deficit and total member's deficit                        (511)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the period from inception to December 31, 1997 have been derived from the Company's audited financial statements included elsewhere herein.

Company Overview and Description of Significant Transactions

     The Company was formed on September 17, 1997 as a special purpose limited liability company existing for the exclusive purposes of: (i) issuing common and preferred interests in the Company; (ii) using at least 85% of the Net Proceeds of such issuances and related capital contributions to purchase shares of ICG Preferred Stock in a private placement; (iii) investing a portion of the remaining Net Proceeds in U.S. Treasury securities, to be held in escrow in an amount sufficient to fund the cash payments of the first thirteen quarterly dividends on the Company's Redeemable Preferred Securities; and (iv) purchasing U.S. Treasury securities pending the purchase of shares of ICG Preferred Stock.

     On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at December 31, 1997 of $24.6 million consists of the proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000. Proceeds from the private placement were invested in U.S. Treasury securities as of December 31, 1997.

     The Redeemable Preferred Securities consist of 2,645,000 exchangeable preferred securities of the Company that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price, for at least 20 days of any consecutive 30-day trading period, by 170% prior to November 16, 1998; by 160% from November 16, 1998 through November 15, 1999; and by 150% from November 16, 1999 through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

     On February 13, 1998, ICG made a capital contribution of 126,750 shares of ICG Common Stock to the Company. Immediately thereafter, the Company sold the contributed shares to unrelated third parties for proceeds of approximately $3.4 million. The Company recorded the contribution of the ICG Common Stock as additional paid-in capital at the then fair market value and, consequently, no gain or loss was recorded by the Company on the subsequent sale of those shares.

     Also, on February 13, 1998, the Company used the remaining proceeds from the private placement of the Redeemable Preferred Securities, which were not restricted for the payment of cash dividends, along with the proceeds from the sale of the contributed ICG Common Stock to purchase approximately $112.4 million of ICG Preferred Stock which pays dividends each February 15, May 15, August 15 and November 15 in additional shares of ICG Preferred Stock through November 15, 2000. Subsequent to November 15, 2000, dividends on the ICG Preferred Stock are payable in cash or shares of ICG Common Stock, at the option of ICG. The ICG Preferred Stock is exchangeable, at the option of the Company, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. The ICG Preferred Stock is subject to mandatory redemption on November 15, 2009.

Results of Operations

     The following table presents the components of the Company's net income and net loss available to common member for the period from September 17, 1997 (inception) to December 31, 1997 (in thousands).


Statement of Operations Data:
Interest income and net income                              $   1,949
                                                            -------------
Preferred dividends on redeemable preferred
    securities, including accretion of offering costs          (2,460)
                                                            -------------
      Net loss available to common member                   $    (511)
                                                            =============
Other Data:
Cash provided by operating activity                         $   1,949
Cash used by investing activities                            (132,959)
Net cash provided by financing activities                     131,010

Period from September 17, 1997 (inception) to December 31, 1997

     Interest income and net income. Interest income of $1.9 million consists of income earned on invested cash proceeds from the issuance of the Redeemable

Preferred Securities in September and October 1997. Interest income will decrease in subsequent periods due to decreases in invested cash balances from the Company's purchase of approximately $112.4 million of ICG Preferred Stock on February 13, 1998. The Company's net income for the period from inception to December 31, 1997 consists entirely of interest income.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.5 million for the period from September 17, 1997 (inception) to December 31, 1997 and includes approximately $1.3 million of preferred security dividends paid on November 15, 1997, the accrual of the preferred security dividends for the period from November 16, 1997 through December 31, 1997 of approximately $1.1 million and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million.

     Net loss available to common member. Net loss available to common member of $0.5 million is a result of preferred dividends on redeemable preferred securities, offset by interest income, as noted above.

Quarterly Results

     The following table presents selected unaudited operating results for three-month quarterly periods, beginning with the inception of the Company at September 17, 1997 and through December 31, 1997. The Company believes that the amounts stated below present fairly the quarterly results when read in conjunction with the Company's audited financial statements and related notes included elsewhere in this Annual Report, as amended. Results of operations are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                                        September 17, 1997
                                                                          (inception) to          Three Months Ended
                                                                          September 30,              December 31,
                                                                               1997                      1997
                                                                      -----------------------    ---------------------
                                                                                      (in thousands)
                                                                                       (unaudited)
Statement of Operations Data:
Interest income and net income                                          $         120                      1,829
                                                                      -----------------------    ---------------------
Preferred dividends on redeemable preferred securities,
   including accretion of offering costs                                         (129)                    (2,331)
                                                                      =======================    =====================
     Net loss available to common member                               $           (9)                      (502)
                                                                      =======================    =====================

Other Data:
Cash provided by operating activity                                     $         120                      1,829
Cash used by investing activities                                            (115,120)                   (17,839)
Net cash provided by financing activities                                     115,000                     16,010


 Liquidity and Capital Resources

     The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of December 31, 1997, the Company has assets of approximately $133.0 million, of which all were invested in U.S. Treasury securities and of which approximately $24.6 million is restricted for cash dividends payable through November 15, 2000 on the Redeemable Preferred Securities. The Company's liabilities at December 31, 1997 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

     Subsequent to December 31, 1997, the Company used the remaining proceeds from the private placement of the Redeemable Preferred Securities, which were not restricted for the payment of cash dividends, along with the proceeds from the sale of the contributed ICG Common Stock to purchase approximately $112.4 million of ICG Preferred Stock.

     The Company is dependent upon ICG to declare and pay preferred dividends on the ICG Preferred Stock. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

 Cash Provided By Operating Activity

     Cash provided by operating activity was approximately $1.9 million for the period from September 17, 1997 (inception) to December 31, 1997 and consists entirely of interest income earned on short-term investments.

 Cash Used By Investing Activities

     Cash used by investing activities was approximately $133.0 million for the period from September 17, 1997 (inception) to December 31, 1997 and consists of the establishment of restricted cash balances for cash dividends payable through November 15, 2000 on the Redeemable Preferred Securities and also consists of the purchase of short-term investments. Restricted cash balances will decrease in each future period as preferred dividends are paid. Short-term investments were reduced to zero on February 13, 1998 when the Company used the remaining balance in short-term investments for the purchase of approximately $112.4 million of ICG Preferred Stock.

 Net Cash Provided By Financing Activities

     Financing activities provided approximately $131.0 million for the period from September 17, 1997 (inception) to December 31, 1997. Net cash provided by financing activities includes the net proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997 of approximately $127.6 million and approximately $4.7 million advanced by ICG for the offering costs associated with the issuance of the Redeemable Preferred Securities, offset by payments of cash dividends on the Redeemable Preferred Securities of approximately $1.3 million. The Company expects cash provided from financing activities to decrease as future periods are not anticipated to include proceeds from securities offerings.

Cash Commitments

     The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. The Company has cash dividend obligations on the Redeemable Preferred Securities of approximately $8.9 million in each of 1998, 1999 and 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements.

Year 2000 Compliance

     As a wholly owned subsidiary of ICG, the Company's Year 2000 compliance plan is embedded within ICG's Year 2000 compliance plan for its consolidated operations. It is not practicable for ICG to address the state of Year 2000 readiness, compliance costs, risks or contingency plans of the Company, or for any other legal entity on a stand-alone basis, as ICG's plan was designed to resolve Year 2000 compliance issues for all entities combined, the most cost-effective manner. Moreover, as a result of the Company's and ICG's shared management and administrative personnel and the Compan's dependence upon the successful operations of ICG in order that ICG's Board of Directors will continue to declare and pay dividends on the ICG Preferred Stock, evaluating the Company's plan for Year 2000 compliance on a stand-alone basis is not meaningful. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company appear on page F-1 of this Annual Report, as amended. Selected quarterly financial data required under this Item is included under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Company has no directors or executive officers. Its business affairs are managed by ICG, as the manager of the Company pursuant to the LLC Agreement. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company has no executive officers. It business affairs are managed by ICG, as the manager of the Company pursuant to the LLC Agreement. ICG does not receive any fees or compensation as manager of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      Name and Address               Amount and Nature          Percent
Title of Class        of Beneficial Owner            of Beneficial Ownership    of Class
--------------        -------------------            -----------------------    --------
Common                ICG Communications, Inc.       1 Common Security
Securities            161 Inverness Drive West       owned beneficially          100%
                      Englewood, Colorado 80112      with sole voting power

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 13, 1998, ICG made a capital contribution of 126,750 shares of ICG Common Stock to the Company. Immediately thereafter, the Company sold the contributed shares to unrelated third parties for proceeds of approximately $3.4 million. The Company recorded the contribution of the ICG Common Stock as additional paid-in capital at the then fair market value and, consequently, no gain or loss was recorded by the Company on the subsequent sale of those shares.

     Also on February 13, 1998, the Company used the remaining proceeds from the private placement of the Redeemable Preferred Securities, which were not restricted for the payment of cash dividends, along with the proceeds from the sale of the contributed ICG Common Stock to purchase approximately $112.4 million of ICG Preferred Stock.

     All of the Company's administrative expenses, which are insignificant, are paid by ICG. Additionally, ICG advanced approximately $4.7 million to the Company for the offering costs associated with the issuance of the Redeemable Preferred Securities.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(A) (1) Financial Statements. The following financial statements are included in Item 8 of Part II:
                                                                       Page
                                                                      ------
         Independent Auditors' Report . . . . . . . . . . . . . . . .   F-2
         Balance Sheet, December 31, 1997 . . . . . . . . . . . . . .   F-3
         Statement of Operations, Period from September 17, 1997
          (inception) to December 31, 1997. . . . . . . . . . . . . .   F-4
         Statement of Member's Deficit, Period from September 17,
          1997 (inception) to December 31, 1997 . . . . . . . . . . .   F-5
         Statement of Cash Flows, Period from September 17, 1997
          (inception) to December 31, 1997. . . . . . . . . . . . . .   F-6
         Notes to Financial Statements, December 31, 1997 . . . . . .   F-7

     (2) Financial Statement Schedule.
         Not Applicable

     (3) List of Exhibits.

          (3)  Corporate Organization.

               3.1: Certificate of Formation of ICG Funding, LLC filed September
                    17, 1997 with the Secretary of State of the State of Delaware [Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3, File Number 333-40495].

               3.2: Amended and Restated Limited  Liability Company Agreement of
                    ICG Funding, LLC, dated September 23, 1997 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3, File Number 333-40495].

          (4) Instruments Defining the Rights of Security Holders, Including Indentures.

               4.1: Registration  Rights  Agreement,  dated  September 24, 1997, among ICG Communications, Inc., ICG Funding, LLC, Morgan Stanley & Co. Incorporated and Deutsche Morgan Grenfell, Inc. with respect to the 6 3/4 % Exchangeable Limited Liability Company Preferred Securities [Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3, File Number 333-40495].

               4.2: Guarantee  Agreement,  dated September 24, 1997, between ICG
                    Communications, Inc. and ICG Funding, LLC [Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3, File Number 333-40495].

               4.3: Written Action of the Manager of ICG Funding,  LLC, dated as of September 24, 1997, with respect to the terms of the 6 3/4% Exchangeable Limited Liability Company Preferred
                    Securities [Incorporated by reference to Exhibit 4.8 to Registration Statement of Form S-3, File Number 333-40495].

               4.4: Escrow and  Security  Agreement,  dated  September  24, 1997 among ICG Communications Inc., ICG Funding, LLC and Norwest Bank Colorado, National Association [Incorporated by
                    reference to Exhibit 4.7 to Registration Statement on Form S-3, File Number 333-40495].

          (10) Material Contracts.

               10.1:Certificate of  Designation,  Rights and  Preferences of the
                    Preferred Stock Mandatorily Redeemable 2009 of ICG Communications, Inc., filed with the Secretary of State of the State of Delaware on September 25, 1997 [Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-3, File Number 333-40495].

          (27) Financial Data Schedule.

               27.1:Financial  Data Schedule of ICG Funding,  LLC for the period from September 17, 1997 (inception) to December 31, 1997.

(B)  Reports on Form 8-K.
     None

(C)  Exhibits.The exhibits required by this Item are listed under Item 14(A)(3).




                                       F-1

                              FINANCIAL STATEMENTS



                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .    F-2

Balance Sheet, December 31, 1997 . . . . . . . . . . . . . . . . . .    F-3

Statement of Operations, Period from September 17, 1997 (inception)
     to December 31, 1997. . . . . . . . . . . . . . . . . . . . . .    F-4

Statement of Member's Deficit, Period from September 17, 1997
     (inception) to December 31, 1997. . . . . . . . . . . . . . . .    F-5

Statement of Cash Flows, Period from September 17, 1997 (inception)
     to December 31, 1997. . . . . . . . . . . . . . . . . . . . . .    F-6

Notes to Financial Statements, December 31, 1997 . . . . . . . . . .    F-7

                          Independent Auditors' Report




The Common Member and Manager
ICG Funding, LLC:

We have audited the accompanying balance sheet of ICG Funding, LLC as of December 31, 1997 and the related statements of operations, member's deficit, and cash flows for the period from September 17, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICG Funding, LLC as of December 31, 1997, and the results of its operations and its cash flows for the period from September 17, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.




                                             KPMG Peat Marwick LLP


Denver, Colorado
September 30, 1998

ICG FUNDING, LLC

Balance Sheet
December 31, 1997
(in thousands)
-------------------------------------------------------------------------------

Assets

Current assets:
   Short-term investments available for sale                  $      108,310
   Restricted cash (note 3)                                            8,693
                                                            -------------------
       Total current assets                                          117,003
                                                            -------------------
Restricted cash (note 3)                                              15,956
                                                            -------------------
       Total assets                                           $      132,959
                                                            ===================

Liabilities and Member's Deficit

Current liability - dividends payable                         $        1,116

Due to ICG (note 3)                                                    4,699
                                                            -------------------

       Total liabilities                                               5,815
                                                            -------------------

Redeemable preferred securities ($133.4 million
   liquidation value at December 31, 1997) (note 3)                  127,655

Accumulated deficit and total member's deficit                          (511)
                                                            -------------------

Commitments and contingencies (notes 3 and 4)

       Total liabilities and member's deficit                 $      132,959
                                                            ===================

                 See accompanying notes to financial statements.

                                      F-4
ICG FUNDING, LLC

Statement of Operations
Period from September 17, 1997 (inception) to December 31, 1997
(in thousands)
-------------------------------------------------------------------------------

Interest income                                           $           1,949
                                                          ---------------------

      Net income                                          $           1,949

Preferred dividends on redeemable preferred
    securities, including accretion of offering costs
    (note 3)                                                         (2,460)
                                                          ---------------------
      Net loss available to common member                 $            (511)
                                                          =====================

                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Statement of Member's Deficit
Period from September 17, 1997 (inception) to December 31, 1997
(in thousands)
-------------------------------------------------------------------------------
                                                              Accumulated
                                                           deficit and total
                                                            member's deficit
                                                         ----------------------

Balance at September 17, 1997 (inception)                  $           -
  Net income                                                       1,949
  Preferred dividends on redeemable preferred
    securities, including accretion of offering costs             (2,460)
                                                         ----------------------

Balance at December 31, 1997                               $        (511)
                                                         ======================

                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Statement of Cash Flows
Period from September 17, 1997 (inception) to December 31, 1997
(in thousands)

-------------------------------------------------------------------------------


Cash provided by operating activity - net income             $        1,949
                                                             ------------------

Cash flows from investing activities:
    Purchase of short-term investments                             (108,310)
    Restricted cash                                                 (24,649)
                                                             ------------------

       Net cash used by investing activities                       (132,959)
                                                             ------------------

Cash flows from financing activities:
    Net proceeds from issuance of redeemable preferred
     securities                                                     127,551
    Advances from ICG                                                 4,699
    Payment of preferred dividends on redeemable preferred
     securities                                                      (1,240)
                                                             ------------------

       Net cash provided by financing activities                    131,010
                                                             ------------------

Cash and cash equivalents at inception and at
  December 31, 1997                                          $            -
                                                             ==================

                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Notes to Financial Statements
December 31, 1997
-------------------------------------------------------------------------------

(1)  Organization and Nature of Business

     ICG Funding, LLC, a Delaware limited liability company (the "Company"), was formed on September 17, 1997 as a special purpose limited liability company existing for the exclusive purposes of: (i) issuing common and preferred interests in the Company; (ii) using at least 85% of the net proceeds of such issuances and related capital contributions (the "Net Proceeds") to purchase shares of preferred stock of ICG Communications, Inc. ("ICG") ("ICG Preferred Stock") in a private placement; (iii) investing a portion of the remaining Net Proceeds in U.S. Treasury securities, to be held in escrow in an amount sufficient to fund the cash payments of the first thirteen quarterly dividends on the Company's preferred interests (the "Redeemable Preferred Securities"); and (iv) purchasing U.S. Treasury securities pending the purchase of shares of ICG Preferred Stock. Unless previously dissolved, the Company's term will continue until December 31, 2050.

     ICG is the sole common member of the Company. The business and affairs of the Company are conducted by ICG and ICG pays all of the Company's administrative expenses, which are insignificant.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

     (b)  Short-term Investments Available for Sale

          The Company invested the net proceeds from the private placement of the Redeemable Preferred Securities in high grade short-term investments which consist entirely of U.S. Treasury securities. All short-term investments are considered to be available for sale and matured on February 13, 1998. The Company carries short-term investments at cost, which approximates fair value.

     (c)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that

ICG FUNDING, LLC

-------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

          affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates.

     (d)  Income Taxes

          The Company is a U.S. limited liability company which is treated as a partnership for U.S. federal and state income tax purposes.
          Accordingly, the Company is not subject to U.S. federal and state income taxes. The Company's results of operations are allocated and included in the individual income tax returns of the securityholders.

     (e)  Net Loss Per Share

          The Company's one issued and outstanding common limited liability company security is owned directly by ICG. Accordingly, the Company does not present net loss per share in its financial statements as such disclosure is not considered to be meaningful.

(3) Redeemable Preferred Securities

     On  September  24 and  October 3, 1997,  the  Company  completed  a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at December 31, 1997 of $24.6 million consists of the proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000. Proceeds from the private placement were invested in U.S. Treasury securities as of December 31, 1997.

     The Redeemable Preferred Securities consist of 2,645,000 exchangeable preferred securities of the Company that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash

ICG FUNDING, LLC

-------------------------------------------------------------------------------

(3)  Redeemable Preferred Securities (continued)

     through November 15, 2000 and, thereafter, in cash or shares of common stock of ICG ("ICG Common Stock"), at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price, for at least 20 days of any consecutive 30-day trading period, by 170% prior to November 16, 1998; by 160% from November 16, 1998 through November 15, 1999; and by 150% from November 16, 1999 through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

     Included in preferred dividends on redeemable preferred securities is approximately $0.1 million associated with the accretion of offering costs from the private placement of the Redeemable Preferred Securities.

(4)  Contribution  and Sale of ICG Common  Stock and  Purchase of ICG  Preferred
     Stock

     On February 13, 1998, ICG made a capital contribution of 126,750 shares of ICG Common Stock to the Company. Immediately thereafter, the Company sold the contributed shares to unrelated third parties for proceeds of approximately $3.4 million. The Company recorded the contribution of the ICG Common Stock as additional paid-in capital at the then fair market value and, consequently, no gain or loss was recorded by the Company on the subsequent sale of those shares.

     Also on February 13, 1998, the Company used the remaining proceeds from the private placement of the Redeemable Preferred Securities, which were not restricted for the payment of cash dividends, along with the proceeds from the sale of the contributed ICG Common Stock to purchase approximately $112.4 million of ICG Communications, Inc. Preferred Stock ("ICG Preferred Stock") which pays dividends each February 15, May 15, August 15 and November 15 in additional shares of ICG Preferred Stock through November 15, 2000. Subsequent to November 15, 2000, dividends on the ICG Preferred Stock are payable in cash or shares of ICG Common Stock, at the option of ICG. The ICG Preferred Stock is exchangeable, at the option of the Company, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate based on the

ICG FUNDING, LLC

-------------------------------------------------------------------------------

(4) Contribution and Sale of ICG Common Stock and Purchase of ICG Preferred Stock (continued)

     exchange rate of the Redeemable Preferred Securities. The ICG Preferred Stock is subject to mandatory redemption on November 15, 2009.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  EXHIBIT 27.1

        Financial Data Schedule of ICG Funding, LLC for the period from
              September 17, 1997 (inception) to December 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 1998.

                                     ICG Funding, LLC

                                     By: ICG Communications, Inc.
                                         Common Member and Manager


                                     By: /s/ Harry R. Herbst
                                         --------------------------------------
                                         Harry R. Herbst
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer)