Form 10-Q/A
period 1998-03-31
ICG FUNDING LLC
filed 1998-11-12
CIK 1049902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR


                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission File Number 333-40495)

                                ICG FUNDING, LLC
             (Exact name of registrant as specified in its charter)

                                    Delaware
                  (State or other jurisdiction of organization)

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

     All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS




PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
     ITEM 1.  FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . .    3
              Balance Sheets as of December 31, 1997 and March 31, 1998
                (unaudited) . . . . . . . . . . . . . . . . . . . . . .    3
              Statement of Operations (unaudited) for the Three Months
                Ended March 31, 1998. . . . . . . . . . . . . . . . . .    4
              Statement of Member's (Deficit) Equity (unaudited) for the
                Three Months Ended March 31, 1998 . . . . . . . . . . .    5
              Statement of Cash Flows (unaudited) for the Three Months
                Ended March 31, 1998  . . . . . . . . . . . . . . . . .    6
              Notes to Financial Statements, December 31, 1997 and March
                31, 1998 (unaudited)  . . . . . . . . . . . . . . . . .    7
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . .    9


PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
     ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .   13
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . .   13
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . .   13
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . .   13
     ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .   13
     ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K . . . . . . . . . . . . .   13
              Exhibit . . . . . . . . . . . . . . . . . . . . . . . . .   13
              Reports on Form 8-K   . . . . . . . . . . . . . . . . . .   13

                                ICG FUNDING, LLC

                                 Balance Sheets
                December 31, 1997 and March 31, 1998 (unaudited)

                                                                                        December 31,          March 31,
                                                                                            1997                 1998
                                                                                     --------------------  -----------------
                                                                                                 (in thousands)
Assets

Current assets:
   Short-term investments available for sale                                             $   108,310                   -
   Dividends receivable                                                                            -                 837
   Restricted cash                                                                             8,693               8,693
                                                                                     --------------------  -----------------

       Total current assets                                                                  117,003               9,530
                                                                                     --------------------  -----------------

Investment in ICG Preferred Stock                                                                  -             112,413
Restricted cash                                                                               15,956              14,062
                                                                                     --------------------  -----------------

       Total assets                                                                       $  132,959             136,005
                                                                                     ====================  =================

Liabilities and Member's (Deficit) Equity

Current liability - dividends payable                                                    $      1,116              1,116

Due to ICG                                                                                      4,699              4,699
                                                                                      -------------------  -----------------

       Total liabilities                                                                        5,815              5,815
                                                                                      -------------------  -----------------

Redeemable preferred securities ($133.4 million liquidation
    value at December 31, 1997 and March 31, 1998)                                            127,655            127,750

Member's (deficit) equity:
    Additional paid-in capital (note 3)                                                             -              3,385
    Accumulated deficit                                                                          (511)              (945)
                                                                                      -------------------  -----------------
       Total member's (deficit) equity                                                           (511)             2,440
                                                                                      -------------------  -----------------

Commitments and contingencies

       Total liabilities and member's (deficit) equity                                     $  132,959            136,005
                                                                                      ===================  =================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                       Statement of Operations (unaudited)
                        Three Months Ended March 31, 1998

                                                            Three Months
                                                               Ended
                                                           March 31, 1998
                                                        ---------------------
                                                           (in thousands)

Interest income, net                                     $          1,056
Dividend income                                                       837
                                                        ---------------------

      Net income                                         $          1,893
                                                        ---------------------

Preferred dividends on redeemable preferred
   securities, including accretion of offering costs               (2,327)
                                                        ---------------------

      Net loss available to common member                $           (434)
                                                        =====================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

               Statement of Member's (Deficit) Equity (unaudited)
                        Three Months Ended March 31, 1998



                                                                                                                        Total
                                                                                                                       member's
                                                                         Additional            Accumulated            (deficit)
                                                                       paid-in capital           deficit                equity
                                                                      ------------------   --------------------   ------------------
                                                                                             (in thousands)

Balance at December 31, 1997                                          $            -                  (511)               (511)
  Contribution of ICG Common Stock (note 3)                                    3,385                     -               3,385
  Net income                                                                       -                 1,893               1,893
  Preferred dividends on redeemable preferred securities,
    including accretion of offering costs                                          -                (2,327)             (2,327)
                                                                      ------------------   --------------------   ------------------

Balances at March 31, 1998                                               $     3,385                  (945)              2,440
                                                                      ==================   ====================   ==================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                       Statement of Cash Flows (unaudited)
                        Three Months Ended March 31, 1998


                                                          Three Months Ended
                                                               March 31,
                                                                 1998
                                                          ---------------------
                                                              (in thousands)

Cash flows from operating activities:
  Net income                                             $         1,893
  Adjustment to reconcile net income to net cash
    provided by operating activities:
     Non-cash preferred dividends earned on
       ICG Preferred Stock                                          (837)
                                                          ---------------------

        Net cash provided by operating activities                  1,056
                                                          ---------------------

Cash flows from investing activities:
  Sale of short-term investments                                 108,310
  Purchase of ICG Preferred Stock                               (112,413)
  Decrease in restricted cash                                      1,894
                                                          ---------------------

        Net cash used by investing activities                     (2,209)
                                                          ---------------------

Cash flows from financing activities:
  Proceeds from sale of ICG Common Stock                           3,385
  Payment of preferred dividends on redeemable
    preferred securities                                          (2,232)
                                                          ---------------------

       Net cash provided by financing activities                   1,153
                                                          ---------------------

Cash and cash equivalents at December 31, 1997
  and March 31, 1998                                      $            -
                                                          =====================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                          Notes to Financial Statements
                December 31, 1997 and March 31, 1998 (unaudited)


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

(2)  Significant Accounting Policies

     (a)  Basis of Presentation

          These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the period from September 17, 1997 (inception) to December 31, 1997 as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim period presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

     (b)  Net Loss Per Share

          The Company's one issued and outstanding common limited liability company security is owned directly by ICG. Accordingly, the Company does not present net loss per share in its financial statements as such disclosure is not considered to be meaningful.

                                ICG FUNDING, LLC

(3)  Contribution  and Sale of ICG Common  Stock and  Purchase of ICG  Preferred
     Stock

     On February 13, 1998, ICG made a contribution of 126,750 shares of common stock of ICG, $0.01 par value ("ICG Common Stock"), to the Company.
     Immediately thereafter, the Company sold the contributed shares to unrelated third parties for proceeds of approximately $3.4 million. The Company recorded the contribution of the ICG Common Stock as additional paid-in capital at the then fair market value and, consequently, no gain or loss was recorded by the Company on the subsequent sale of those shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the three months ended March 31, 1998 have been derived from the Company's unaudited financial statements included elsewhere herein.

Company Overview and Description of Significant Transactions

     The Company was formed on September 17, 1997 as a special purpose limited liability company existing for the exclusive purposes of: (i) issuing common and preferred interests in the Company; (ii) using at least 85% of the Net Proceeds of such issuances and related capital contributions to purchase shares of preferred stock of ICG ("ICG Preferred Stock") in a private placement; (iii) investing a portion of the remaining Net Proceeds in U.S. Treasury securities, to be held in escrow in an amount sufficient to fund the cash payments of the first thirteen quarterly dividends on the Company's Redeemable Preferred Securities; and (iv) purchasing U.S. Treasury securities pending the purchase of shares of ICG Preferred Stock.

     On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at March 31, 1998 of $22.8 million consists of the remaining proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

     The Redeemable Preferred Securities consist of 2,645,000 exchangeable preferred securities of the Company that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of common stock of ICG, $0.01 par value ("ICG Common Stock"), at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price, for at least 20 days of any consecutive 30-day trading period, by 170% prior to November 16, 1998; by 160% from November 16, 1998 through November 15, 1999; and by 150% from November 16, 1999 through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

     On February 13, 1998, ICG made a contribution of 126,750 shares of ICG Common Stock to the Company. Immediately thereafter, the Company sold the contributed shares to unrelated third parties for proceeds of approximately $3.4 million. The Company recorded the contribution of the ICG Common Stock as additional paid-in capital at the then fair market value and, consequently, no gain or loss was recorded by the Company on the subsequent sale of those shares.

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

Results of Operations

     The following table presents the components of the Company's net income and net loss available to common member for the three months ended March 31, 1998 (in thousands).


Statement of Operations Data:
Interest income, net                                        $     1,056
Dividend income                                                     837
                                                            -------------
  Net income                                                $     1,893
                                                            -------------
Prefered dividends on redeemable preferred
  securities, including accretion of offering costs              (2,327)
                                                            -------------
    Net loss available to common member                     $      (434)
                                                            =============

Other Data:
Net cash provided by operating activities                   $     1,056
Net cash used by investing activities                            (2,209)
Net cash provided by financing activities                         1,153


Three Months Ended March 31, 1998

     Interest income, net. Interest income, net of $1.1 million consists primarily of income earned on invested cash proceeds from the issuance of Redeemable Preferred Securities in September and October 1997. Interest income will decrease in future periods since the balance of short-term investments was used to purchase the ICG Preferred Stock on February 13, 1998. In future periods, interest income will include only interest earned on restricted cash invested in U.S. Treasury securities.

     Dividend income. Dividend income of $0.8 million for the three months ended March 31, 1998 consists of preferred dividends earned on the ICG Preferred Stock from February 13, 1998 through March 31, 1998.

     Net income. The Company's net income for the three months ended March 31, 1998 consists of interest income, net and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.3 million for the three months ended March 31, 1998 and includes approximately $2.2 million of preferred security dividends paid and accrued through March 31, 1998 and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million.

     Net loss available to common member. Net loss available to common member of $0.4 million is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Liquidity and Capital Resources

     The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of March 31, 1998, the Company has assets of approximately $136.0 million which consist of the Company's investment in ICG Preferred Stock of approximately $112.4 million, restricted cash invested in U.S. Treasury securities of approximately $22.8 million for the payment of cash dividends through November 15, 2000 on the Redeemable Preferred Securities and a receivable for preferred dividends earned on ICG Preferred Stock of approximately $0.8 million. The Company's liabilities at March 31, 1998 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

     The Company is dependent upon ICG to declare and pay preferred dividends on the ICG Preferred Stock. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

Net Cash Provided By Operating Activities

     Net cash provided by operating activities was approximately $1.1 million for the three months ended March 31, 1998 and consists of interest income earned on restricted cash balances invested in U.S. Treasury securities.

Net Cash Used By Investing Activities

     Net cash used by investing activities was approximately $2.2 million for the three months ended March 31, 1998 and consists of the purchase of the ICG Preferred Stock for approximately $112.4 million, offset by the proceeds from the sale of U.S. Treasury securities of approximately $108.3 million and the decrease in restricted cash of approximately $1.9 million.

Net Cash Provided By Financing Activities

     Financing activities provided approximately $1.2 for the three months ended March 31, 1998. Net cash provided by financing activities includes the proceeds from the sale of the contributed ICG Common Stock of $3.4 million, offset by payments of cash dividends on the Redeemable Preferred Securities of approximately $2.2 million. The Company expects cash provided from financing activities to decrease as future periods are not anticipated to include proceeds from the sale of contributed assets.

Cash Commitments

     The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. At March 31, 1998, the Company has cash dividend obligations on the Redeemable Preferred Securities of approximately $6.7 million remaining in 1998 and approximately $8.9 million in each of 1999 and 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements.

Year 2000 Compliance

     As a wholly owned subsidiary of ICG, the Company's Year 2000 compliance plan is embedded within ICG's Year 2000 compliance plan for its consolidated operations. It is not practicable for ICG to address the state of Year 2000 readiness, compliance costs, risks or contingency plans of the Company, or for any other legal entity on a stand-alone basis, as ICG's plan was designed to resolve Year 2000 compliance issues for all entities combined, the most cost-effective manner. Moreover, as a result of the Company's and ICG's shared management and administrative personnel and the Company's dependence upon the successful operations of ICG in order that ICG's Board of Directors will continue to declare and pay dividends on the ICG Preferred Stock, evaluating the Company's plan for Year 2000 compliance on a stand-alone basis is not meaningful. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Effective January 23, 1998, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.47 per Redeemable Preferred Security to holders of record at the close of business on February 1, 1998, which was paid on February 13, 1998.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

     (A)  Exhibit.

          (27) Financial Data Schedule.

               27.1:Financial  Data  Schedule of ICG Funding,  LLC for the Three
                    Months Ended March 31, 1998.

     (B)  Reports on Form 8-K.

          None.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  EXHIBIT 27.1

               Financial Data Schedule of ICG Funding, LLC for the
                       Three Months Ended March 31, 1998.

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


                                        ICG Funding, LLC

                                        By: ICG Communications, Inc.
                                            Common Member and Manager


                                        By: /s/ Harry R. Herbst
                                            -----------------------------------
                                            Harry R. Herbst
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial Officer)