Form 10-Q/A
period 1998-06-30
ICG FUNDING LLC
filed 1998-11-12
CIK 1049902

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

     All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS




PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
     ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . .      3
              Balance Sheets as of December 31, 1997 and June 30,
               1998 (unaudited). . . . . . . . . . . . . . . . . . .      3
              Statements of Operations (unaudited) for the Three
               Months and Six Months Ended June 30, 1998 . . . . . .      4
              Statement of Member's (Deficit) Equity (unaudited) for
               the Six Months Ended June 30, 1998. . . . . . . . . .      5
              Statement of Cash Flows (unaudited) for the Six Months
               Ended June 30, 1998 . . . . . . . . . . . . . . . . .      6
              Notes to Financial Statements, December 31, 1997 and
               June 30, 1998 (unaudited) . . . . . . . . . . . . . .      7
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . .      9

PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
     ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . .     14
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS  . . . . . .     14
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . .     14
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  .     14
     ITEM 5.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . .     14
     ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K  . . . . . . . . . . .     14
              Exhibit  . . . . . . . . . . . . . . . . . . . . . . .     14
              Reports on Form 8-K  . . . . . . . . . . . . . . . . .     14

                                ICG FUNDING, LLC

                                 Balance Sheets
                 December 31, 1997 and June 30, 1998 (unaudited)

                                                                                        December 31,           June 30,
                                                                                            1997                 1998
                                                                                     --------------------  -----------------
                                                                                                 (in thousands)
Assets

Current assets:
   Short-term investments available for sale                                             $   108,310                   -
   Dividends receivable                                                                            -                 849
   Restricted cash                                                                             8,693               8,693
                                                                                     --------------------  -----------------

       Total current assets                                                                  117,003               9,542
                                                                                     --------------------  -----------------

Investment in ICG Preferred Stock                                                                  -             114,086
Restricted cash                                                                               15,956              12,142
                                                                                     --------------------  -----------------

       Total assets                                                                       $  132,959             135,770
                                                                                     ====================  =================

Liabilities and Member's (Deficit) Equity

Current liability - dividends payable                                                    $      1,116              1,116

Due to ICG                                                                                      4,699              4,699
                                                                                      -------------------  -----------------

       Total liabilities                                                                        5,815              5,815
                                                                                      -------------------  -----------------

Redeemable preferred securities ($133.4 million liquidation
    value at December 31, 1997 and June 30, 1998)                                             127,655            127,847

Member's (deficit) equity:
    Additional paid-in capital (note 3)                                                             -              3,385
    Accumulated deficit                                                                          (511)            (1,277)
                                                                                      -------------------  -----------------
       Total member's (deficit) equity                                                           (511)             2,108
                                                                                      -------------------  -----------------

Commitments and contingencies

       Total liabilities and member's (deficit) equity                                     $  132,959            135,770
                                                                                      ===================  =================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                      Statements of Operations (unaudited)
                 Three Months and Six Months Ended June 30, 1998


                                                                            Three Months           Six Months
                                                                                Ended                 Ended
                                                                             June 30, 1998        June 30, 1998
                                                                           ------------------  --------------------
                                                                                         (in thousands)

Interest income, net                                                       $          312                1,368
Dividend income                                                                     1,685                2,522
                                                                           --------------------  ------------------
      Net income                                                           $        1,997                3,890
                                                                           --------------------  ------------------
Preferred dividends on redeemable preferred securities,
    including accretion of offering costs                                          (2,329)              (4,656)
                                                                           --------------------  ------------------
      Net loss available to common member                                  $         (332)                (766)
                                                                           ====================  ==================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

               Statement of Member's (Deficit) Equity (unaudited)
                         Six Months Ended June 30, 1998

                                                                                                                        Total
                                                                                                                       member's
                                                                         Additional           Accumulated             (deficit)
                                                                       paid-in capital          deficit                 equity
                                                                      ------------------   --------------------   ------------------
                                                                                             (in thousands)

Balance at December 31, 1997                                          $            -                  (511)               (511)
  Contribution of ICG Common Stock (note 3)                                    3,385                     -               3,385
  Net income                                                                       -                 3,890               3,890
  Preferred dividends on redeemable preferred securities,
    including accretion of offering costs                                          -                (4,656)             (4,656)
                                                                      ------------------   --------------------   ------------------

Balances at June 30, 1998                                                $     3,385                (1,277)              2,108
                                                                      ==================   ====================   ==================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                       Statement of Cash Flows (unaudited)
                         Six Months Ended June 30, 1998


                                                       Six Months Ended
                                                           June 30,
                                                             1998
                                                      ------------------
                                                        (in thousands)

Cash flows from operating activities:
  Net income                                           $      3,890
    Adjustment to reconcile net income to net
      cash provided by operating activities:
        Non-cash preferred dividends earned on
          ICG Preferred Stock                                (2,522)
                                                       ------------------

          Net cash provided by operating activities           1,368
                                                       ------------------

Cash flows from investing activities:
  Sale of short-term investments                            108,310
  Purchase of ICG Preferred Stock                          (112,413)
  Decrease in restricted cash                                 3,814
                                                       ------------------

    Net cash used by investing activities                      (289)
                                                       ------------------

Cash flows from financing activities:
  Proceeds from sale of ICG Common Stock                      3,385
  Payment of preferred dividends on redeemable
    preferred securities                                     (4,464)
                                                       ------------------

    Net cash used by financing activities                    (1,079)
                                                       ------------------

Cash and cash equivalents at December 31, 1997
  and June 30, 1998                                     $         -
                                                       ==================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                          Notes to Financial Statements
                 December 31, 1997 and June 30, 1998 (unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the three months and six months ended June 30, 1998 have been derived from the Company's unaudited financial statements included elsewhere herein.

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

     On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at June 30, 1998 of $20.8 million consists of the remaining proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

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

Results of Operations

     The following table presents the components of the Company's net income and net loss available to common member for the three months and six months ended June 30, 1998 (in thousands).

                                                                     Three Months          Six Months
                                                                    Ended June 30,        Ended June 30,
                                                                         1998                  1998
                                                                  ------------------   -------------------
Statement of Operations Data:

Interest income, net                                                  $      312               1,368
Dividend income                                                            1,685               2,522
                                                                  ------------------   -------------------
  Net income                                                               1,997               3,890
                                                                  ------------------   -------------------
Preferred dividends on redeemable preferred
  securities, including accretion of offering costs                       (2,329)             (4,656)
                                                                  ------------------   -------------------
     Net loss available to common member                              $     (332)               (766)
                                                                  ==================   ===================
Other Data:
Net cash provided by operating activities                             $      312               1,368
Net cash provided (used) by investing activities                           1,920                (289)
Net cash used by financing activities                                     (2,232)             (1,079)

Three Months and Six Months Ended June 30, 1998

     Interest income, net. Interest income, net of $0.3 million and $1.4 million for the three months and six months ended June 30, 1998, respectively, consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. The decrease in interest income, net from the three months ended March 31, 1998 to the three months ended June 30, 1998 is due to the decrease in average balances held in short-term investments between the comparative periods, resulting from the purchase of the ICG Preferred stock on February 13, 1998 for $112.4 million.

     Dividend income. Dividend income of $1.7 million and $2.5 million for the three months and six months ended June 30, 1998, respectively, consists of preferred dividends earned on the ICG Preferred Stock from February 13, 1998 through the end of the respective period.

     Net income. The Company's net income for the three months and six months ended June 30, 1998 consists of interest income, net, and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.3 million and $4.7 million for the three months and six months ended June 30, 1998, respectively, and includes approximately $2.2 million and $4.4 million of preferred security dividends paid and accrued during the three months and six months ended June 30, 1998, respectively, and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million and $0.3 million for the three months and six months ended June 30, 1998, respectively.

     Net loss available to common member. Net loss available to common member of $0.3 million and $0.8 million for the three months and six months ended June 30, 1998, respectively, is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

 Liquidity and Capital Resources

     The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of June 30, 1998, the Company has assets of approximately $135.8 million which consist of the Company's investment in ICG Preferred Stock of approximately $114.1 million, restricted cash invested in U.S. Treasury securities of approximately $20.8 million for the payment of cash dividends through November 15, 2000 on the Redeemable Preferred Securities and a receivable for preferred dividends earned on the ICG Preferred Stock of approximately $0.8 million. The Company's liabilities at June 30, 1998 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

     The Company is dependent upon ICG to declare and pay preferred dividends on the ICG Preferred Stock. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

 Net Cash Provided By Operating Activities

     Net cash provided by operating activities was approximately $1.4 million for the six months ended June 30, 1998 and consists of interest income earned on restricted cash invested in U.S. Treasury securities.

 Net Cash Used By Investing Activities

     Net cash used by investing activities was approximately $0.3 million for the six months ended June 30, 1998 and consists of the purchase of the ICG Preferred Stock for approximately $112.4 million, offset by the proceeds from the sale of U.S. Treasury securities of approximately $108.3 million and the decrease in restricted cash of approximately $3.8 million.

 Net Cash Used By Financing Activities

     Financing activities used approximately $1.1 for the six months ended June 30, 1998. Net cash used by financing activities includes the payments of cash dividends on the Redeemable Preferred Preferred Securities of approximately $4.5 million, offset by the proceeds from the sale of the contributed ICG Common Stock of $3.4 million. The Company expects cash used by financing activities in future years to include only payments of cash dividends on the Redeemable Preferred Securities.

Cash Commitments

     The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. At June 30, 1998, the Company has cash dividend obligations on the Redeemable Preferred Securities of approximately $4.5 million remaining in 1998 and approximately $8.9 million in each of 1999 and 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements.

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

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Effective April 21, 1998, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.47 per Redeemable Preferred Security to holders of record at the close of business on May 1, 1998, which was paid on May 15, 1998.

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

          (A)  Exhibit.

               (27) Financial Data Schedule.

                    27.1:Financial Data Schedule of ICG Funding, LLC for the Six
                         Months Ended June 30, 1998.

          (B)  Reports on Form 8-K.

               None.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  EXHIBIT 27.1

         Financial Data Schedule of ICG Funding, LLC for the Six Months
                              Ended June 30, 1998.

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


                                   ICG Funding, LLC

                                   By: ICG Communications, Inc.
                                       Common Member and Manager


                                   By: /s/ Harry R. Herbst
                                       ---------------------------------------
                                       Harry R. Herbst
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer)