Form 10-Q
period 1998-09-30
ICG FUNDING LLC
filed 1998-11-13
CIK 1049902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission File Number 333-40495)

                                ICG FUNDING, LLC
             (Exact name of registrant as specified in its charter)

               Delaware                              84-1434980
        (State or other jurisdiction    (I.R.S. Employer Identification No.)
          of organization)

                            161 Inverness Drive West
                            Englewood, Colorado 80112
                        (888) 424-1144 or (303) 414-5000
            (Address of principal executive offices and registrant's
                    telephone numbers, including area codes)


     ICG Funding, LLC has no securities registered pursuant to Sections 12(b) or 12(g) of the Act.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X

     All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS




PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
     ITEM 1.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .     3
              Balance Sheets as of December 31, 1997 and September
               30, 1998 (unaudited). . . . . . . . . . . . . . . . . .     3
              Statements of Operations (unaudited) for the Period
               from September 17, 1997 (inception) to September 30,
               1997 and for the Three Months and Nine Months Ended
               September 30, 1998. . . . . . . . . . . . . . . . . . .     4
              Statement of Member's (Deficit) Equity (unaudited) for
               the Nine Months Ended September 30, 1998. . . . . . . .     5
              Statement of Cash Flows (unaudited) for the Period
               from September 17, 1997 (inception) to September 30,
               1997 and for the Nine Months Ended September 30, 1998 .     6
              Notes to Financial Statements, December 31, 1997 and
               September 30, 1998 (unaudited)  . . . . . . . . . . . .     7
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . .     9


PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
     ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .    14
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . .    14
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . .    14
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . .    14
     ITEM 5. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .    14
     ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K . . . . . . . . . . . . .    14
             Exhibit . . . . . . . . . . . . . . . . . . . . . . . . .    14
             Reports on Form 8-K   . . . . . . . . . . . . . . . . . .    14

                                ICG FUNDING, LLC

                                 Balance Sheets
              December 31, 1997 and September 30, 1998 (unaudited)

                                                                                        December 31,         September 30,
                                                                                            1997                  1998
                                                                                     --------------------  -------------------
                                                                                                  (in thousands)

Assets

Current assets:
   Short-term investments available for sale                                             $   108,310                   -
   Dividends receivable                                                                            -                 862
   Restricted cash                                                                             8,693               8,693
                                                                                     --------------------  -------------------

       Total current assets                                                                  117,003               9,555
                                                                                     --------------------  -------------------

Investment in ICG Preferred Stock                                                                  -             115,784
Restricted cash                                                                               15,956              10,196
                                                                                     --------------------  -------------------

       Total assets                                                                       $  132,959             135,535
                                                                                     ====================  ===================

Liabilities and Member's (Deficit) Equity

Current liability - dividends payable                                                     $    1,116              1,116

Due to ICG                                                                                     4,699              4,699
                                                                                      -------------------  -------------------

       Total liabilities                                                                       5,815              5,815
                                                                                      -------------------  -------------------

Redeemable preferred securities ($133.4 million liquidation value at
    December 31, 1997 and September 30, 1998)                                                127,655            127,944

Member's (deficit) equity:
    Additional paid-in capital (note 3)                                                            -              3,385
    Accumulated deficit                                                                         (511)            (1,609)
                                                                                      -------------------  -------------------
       Total member's (deficit) equity                                                          (511)             1,776
                                                                                      -------------------  -------------------

Commitments and contingencies

       Total liabilities and member's (deficit) equity                                     $  132,959            135,535
                                                                                      ===================  ===================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                      Statements of Operations (unaudited)
      Period from September 17, 1997 (inception) to September 30, 1997 and
              Three Months and Nine Months Ended September 30, 1998


                                                  September 17, 1997        Three Months          Nine Months
                                                    (inception) to              Ended                Ended
                                                    September 30,           September 30,         September 30,
                                                         1997                   1998                  1998
                                               ------------------------- --------------------- ------------------
                                                                              (in thousands)

Interest income, net                           $               120                    285                1,653
Dividend income                                                  -                  1,711                4,233
                                               ------------------------- --------------------- ------------------

      Net income                               $               120                  1,996                5,886
                                               ------------------------- --------------------- ------------------

Preferred dividends on redeemable preferred
    securities, including accretion of
    offering costs                                            (129)                (2,328)              (6,984)
                                               ------------------------- --------------------- ------------------

      Net loss available to common member      $                (9)                  (332)              (1,098)
                                               ========================= ===================== ==================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

               Statement of Member's (Deficit) Equity (unaudited)
                      Nine Months Ended September 30, 1998



                                                                                                                   Total
                                                                        Additional                               member's
                                                                          paid-in          Accumulated           (deficit)
                                                                          capital             deficit              equity
                                                                      ----------------  -------------------  ------------------
                                                                                           (in thousands)

Balance at December 31, 1997                                          $             -              (511)             (511)
  Contribution of ICG Common Stock (note 3)                                    3,385                  -             3,385
  Net income                                                                       -              5,886             5,886
  Preferred dividends on redeemable preferred securities, including
    accretion of offering costs                                                    -             (6,984)           (6,984)
                                                                      ----------------  -------------------  ------------------

Balances at September 30, 1998                                           $     3,385             (1,609)            1,776
                                                                      ================  ===================  ==================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                       Statement of Cash Flows (unaudited)
      Period from September 17, 1997 (inception) to September 30, 1997 and
                      Nine Months Ended September 30, 1998


                                                                      September 17, 1997         Nine Months Ended
                                                                        (inception) to
                                                                         September 30,             September 30,
                                                                             1997                       1998
                                                                   --------------------------    -------------------
                                                                                    (in thousands)
Cash flows from operating activities:
    Net income                                                       $            120                      5,886
    Adjustment to reconcile net income to net cash provided by operating activities:
          Non-cash preferred dividends earned on
              ICG Preferred Stock                                                   -                     (4,233)
                                                                   --------------------------    -------------------

                 Net cash provided by operating
                   activities                                                     120                      1,653
                                                                   --------------------------    -------------------

Cash flows from investing activities:
    (Purchase) sale of short-term investments                                 (92,929)                   108,310
    Purchase of ICG Preferred Stock                                                 -                   (112,413)
    (Increase) decrease in restricted cash                                    (22,191)                     5,760
                                                                   --------------------------    -------------------

       Net cash (used in) provided by investing
         activities                                                          (115,120)                     1,657
                                                                   --------------------------    -------------------

Cash flows from financing activities:
    Net proceeds from issuance of redeemable preferred
      securities                                                              111,550                          -
    Advances from ICG                                                           3,450                          -
    Proceeds from sale of ICG Common Stock                                          -                      3,385
    Payment of preferred dividends on redeemable preferred
      securities                                                                    -                     (6,695)
                                                                   --------------------------    -------------------

       Net cash provided by (used in) financing
         activities                                                           115,000                     (3,310)
                                                                   --------------------------    -------------------

Cash and cash equivalents at December 31, 1997 and
     September 30, 1998                                            $                -                          -
                                                                   ==========================    ===================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                          Notes to Financial Statements
              December 31, 1997 and September 30, 1998 (unaudited)


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

(2)  Significant Accounting Policies

     (a)  Basis of Presentation

          These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the period from September 17, 1997 (inception) to December 31, 1997 as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim period presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

                                ICG FUNDING, LLC

(2)  Significant Accounting Policies (continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the three months and nine months ended September 30, 1998 have been derived from the Company's unaudited financial statements included elsewhere herein.

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

     On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at September 30, 1998 of $18.9 million consists of the remaining proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

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

Results of Operations

     The following table presents the components of the Company's net income and net loss available to common member for the period from September 17, 1997 (inception) to September 30, 1997 and the three months and nine months ended September 30, 1998 (in thousands).

                                              September 17, 1997           Three Months             Nine Months
                                                (inception) to            Ended September         Ended September
                                              September 30, 1997              30, 1998               30, 1998
                                           ------------------------   ----------------------   --------------------
Statement of Operations Data:
Interest income, net                         $         120                      285                      1,653
Dividend income                                          -                    1,711                      4,233
                                           ------------------------   ----------------------   --------------------
  Net income                                           120                    1,996                      5,886
                                           ------------------------   ----------------------   --------------------
Preferred dividends on redeemable
  preferred securities, including
  accretion of offering costs                         (129)                  (2,328)                    (6,984)
                                           ------------------------   ----------------------   --------------------

  Net loss available to common member        $          (9)                    (332)                    (1,098)
                                           ========================   ======================   ====================
Other Data:
Net cash provided by operating activities    $         120                      285                      1,653
Net cash (used in) provided by investing
  activities                                      (115,120)                   1,946                      1,657
Net cash provided by (used in) financing
  activities                                       115,000                   (2,231)                    (3,310)


Three Months and Nine Months Ended September 30, 1998

     Interest income, net. Interest income, net1of)$0.3 million and $1.7 million for the three months and nine months ended September 30, 1998, respectively, consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. Interest income, net will continue to decrease in each future three-month period through November 15, 2000 due to the decrease in average balances held in short-term investments as restricted cash balances are used to pay cash dividends on the Redeemable Preferred Securities.

     Dividend income. Dividend income of $1.7 million and $4.2 million for the three months and nine months ended September 30, 1998, respectively, consists of preferred dividends earned on the ICG Preferred Stock from February 13, 1998 through the end of the respective period.

     Net income. The Company's net income for the three months and nine months ended September 30, 1998 consists of interest income, net, and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.3 million and $7.0 million for the three months and nine months ended September 30, 1998, respectively, and includes approximately $2.3 million and $6.7 million of preferred security dividends paid and accrued during the three months and nine months ended September 30, 1998, respectively, and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million and $0.3 million for the three months and nine months ended September 30, 1998, respectively.

     Net loss available to common member. Net loss available to common member of $0.3 million and $1.1 million for the three months and nine months ended September 30, 1998, respectively, is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Period from September 17, 1997 (inception) to September 30, 1997

     Interest income, net and net income. Interest income, net of $0.1 million for the period from September 17, 1997 (inception) to September 30, 1997 consists of income earned on invested cash proceeds from the issuance of $115.0 million of Redeemable Preferred Securities in September 1997. The Company's net income for the period from September 17, 1997 (inception) to September 30, 1997 consists entirely of interest income.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $0.1 million for the period from September 17, 1997 (inception) to September 30, 1997 and primarily consists of accrued preferred security dividends on the Redeemable Preferred Securities for the period from September 24, 1997 through September 30, 1997 of approximately $0.1 million.

     Net loss available to common member. Net loss available to common member for the period from September 17, 1997 (inception) to September 30, 1997 is a result of preferred dividends on redeemable preferred securities, offset by interest income, as noted above.

 Liquidity and Capital Resources

     The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of September 30, 1998, the Company has assets of approximately $135.5 million which consist of the Company's investment in ICG Preferred Stock of approximately $115.8 million, restricted cash invested in U.S. Treasury securities of approximately $18.9 million for the payment of cash dividends through November 15, 2000 on the Redeemable Preferred Securities and a receivable for preferred dividends earned on the ICG Preferred Stock of approximately $0.8 million. The Company's liabilities at September 30, 1998 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

     The Company is dependent upon ICG to declare and pay preferred dividends on the ICG Preferred Stock. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

 Net Cash Provided By Operating Activities

     Net cash provided by operating activities was approximately $0.1 million and $1.7 million for the period from September 17, 1997 (inception) to September 30, 1997 and the nine months ended September 30, 1998, respectively, and consists of interest income earned on restricted cash invested in U.S. Treasury securities.

 Net Cash (Used  In) Provided By Investing Activities

     The Company's investing activities used approximately $115.1 million for the period from September 17, 1997 (inception) to September 30, 1997 and provided approximately $1.7 million for the nine months ended September 30, 1998. Net cash used in investing activities for the period from September 17, 1997 (inception) to September 30, 1997 consists of the purchase of U.S. Treasury Securities of approximately $92.9 million and the establishment of restricted cash balances for cash dividends payable on the Redeemable Preferred Securities of approximately $22.2 million. Net cash provided by investing activities for the nine months ended September 30, 1998 consists of the purchase of the ICG Preferred Stock for approximately $112.4 million, offset by the proceeds from the sale of U.S. Treasury securities of approximately $108.3 million and the decrease in restricted cash of approximately $5.8 million.

 Net Cash Provided By (Used  In) Financing Activities

     Financing activities provided approximately $115.0 million for the period from September 17, 1997 (inception) to September 30, 1997 and used approximately $3.3 million for the nine months ended September 30, 1998. Net cash provided by financing activities for the period from September 17, 1997 (inception ) to September 30, 1997 includes the net proceeds from the issuance of the Redeemable Preferred Securities of approximately $111.6 million and advances from ICG of approximately $3.5 million. Net cash used in financing activities for the nine months ended September 30, 1998 includes the payments of cash dividends on the Redeemable Preferred Securities of approximately $6.7 million, offset by the proceeds from the sale of the contributed ICG Common Stock of $3.4 million. The Company expects cash used by financing activities in future years to include only payments of cash dividends on the Redeemable Preferred Securities.

Cash Commitments

     The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. At September 30, 1998, the Company has cash dividend obligations on the Redeemable Preferred Securities of approximately $2.2 million remaining in 1998 and approximately $8.9 million in each of 1999 and 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements.

Year 2000 Compliance

     As a wholly owned subsidiary of ICG, the Company's Year 2000 compliance plan is embedded within ICG's Year 2000 compliance plan for its consolidated operations. It is not practicable for ICG to address the state of Year 2000 readiness, compliance costs, risks or contingency plans of the Company, or for any other legal entity on a stand-alone basis, as ICG's plan was designed to resolve Year 2000 compliance issues for all entities combined, which is the most cost-effective manner. Moreover, as a result of the Company's and ICG's shared management and administrative personnel and the Company's dependence upon the successful operations of ICG in order that ICG's Board of Directors will continue to declare and pay dividends on the ICG Preferred Stock, evaluating the Company's plan for Year 2000 compliance on a stand-alone basis is not meaningful. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective July 20, 1998, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.47 per Redeemable Preferred Security to holders of record at the close of business on August 1, 1998, which was paid on August 15, 1998.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

     (A)  Exhibit.

          (27) Financial Data Schedule.

               27.1:Financial  Data  Schedule of ICG  Funding,  LLC for the Nine
                    Months Ended September 30, 1998.

     (B)  Reports on Form 8-K.

          None.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     EXHIBIT


27.1:Financial  Data  Schedule of ICG  Funding,  LLC for the Nine  Months  Ended
     September 30, 1998.

                                  EXHIBIT 27.1

                   Financial Data Schedule of ICG Funding, LLC
                            for the Nine Months Ended
                               September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.

                              ICG Funding, LLC


                              By: ICG Communications, Inc.
                                  Common Member and Manager


                              By: /s/ Harry R. Herbst
                                  --------------------------------------------
                                  Harry R. Herbst
                                  Executive Vice President and Chief
                                  Financial Officer (Principal Financial
                                  Officer)