Form 10-K
period 1998-12-31
ICG FUNDING LLC
filed 1999-02-26
CIK 1049902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

           X  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
    ITEM 1. BUSINESS  . . . . . . . . . . . . . . . . . . . . . . .         3
         Overview . . . . . . . . . . . . . . . . . . . . . . . . .         3
         Key Transactions During Fiscal 1998  . . . . . . . . . . .         3
    ITEM 2. PROPERTIES  . . . . . . . . . . . . . . . . . . . . . .         4
    ITEM 3. LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . .         4
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .         4

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SECURITYHOLDER MATTERS. . . . . . . . . . . . . . . . .         5
    ITEM 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . .         6
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF
            OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .         7
    ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK  . . . . . . . . . . . . . . . . . . . . . . . . .        12
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . .        12
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL
            DISCLOSURES . . . . . . . . . . . . . . . . . . . . . .        12

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT . . . .        13
    ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . .        13
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT . . . . . . . . . . . . . . . . . . . . . .        13
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .        13

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14
    ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .        14
        Financial Statements. . . . . . . . . . . . . . . . . . . .        14
        Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .        15
        Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . .        15

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

     For financial information about the Company, see the financial statements included in response to Items 6 and 8 of Part II of this Annual Report on Form 10-K.

Key Transactions During Fiscal 1998

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

ITEM 2.   PROPERTIES

     At December 31, 1998, the Company's property consisted of: (i) U.S. Treasury securities in the amount of approximately $16.9 million held in escrow to pay quarterly cash dividends on the Redeemable Preferred Securities; and (ii) a receivable for preferred dividends earned on the ICG Preferred Stock of approximately $0.9 million. The Company does not own any real or tangible property.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective October 19, 1998, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.47 per Redeemable Preferred Security to holders of record at the close of business on November 1, 1998, which was paid on November 15, 1998.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITYHOLDER MATTERS

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

     On September 24 and October 3, 1997, the Company completed a private placement of 2,645,000 shares of Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for an aggregate gross cash offering price of $132.25 million. All of the Redeemable Preferred Securities were sold to Morgan Stanley Dean Witter and Deutsche Morgan Grenfell (collectively, the "Placement Agents") pursuant to
Section 4(2) of the 1933 Act in a negotiated, private placement. For a discussion of the use of proceeds from the offering, see "Business."

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

     The Redeemable Preferred Securities are mandatorily redeemable by the Company on November 15, 2009 at the liquidation preference of $50.00 per security, plus accrued and unpaid dividends. Dividends on the Redeemable Preferred Securities are cumulative at the rate of 6 3/4% per annum and are payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, into ICG Common Stock at an exchange price of $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price, for at least 20 days of any consecutive 30-day trading period, by 160% prior to November 15, 1999 and by 150% from November 16, 1999 through November 15, 2000.

     Effective January 10, 1998, all of the shares of the Redeemable Preferred Securities and the ICG Common Stock issuable upon exchange of such securities were registered for resale under the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the period from September 17, 1997 (inception) to December 31, 1997 and fiscal year ended December 31, 1998 has been derived from and should be read in conjunction with the audited financial statements of the Company and the notes thereto included elsewhere in this Annual Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               Period from
                                                           September 17, 1997          Fiscal Year
                                                               (inception)                Ended
                                                             to December 31,           December 31,
                                                                  1997                     1998
                                                           --------------------    --------------------
                                                                           (in thousands)
Statement of Operations Data:
Interest income, net                                            $   1,949                   1,908
Dividend income                                                        --                   5,969
                                                                ---------               ---------
  Net income                                                        1,949                   7,877
                                                                ---------               ---------
Preferred dividends on redeemable preferred securities,
   including accretion of offering costs                           (2,460)                 (9,314)
                                                                =========               =========
     Net loss available to common member                        $    (511)                 (1,437)
                                                                =========               =========

Other Data:
Net cash provided by operating activities                       $   1,949                   1,908
Net cash (used in) provided by investing activities              (132,959)                  3,634
Net cash provided by (used in) financing activities               131,010                  (5,542)


                                                                             At December 31,
                                                           ------------------------------------------------
                                                                  1997                          1998
                                                           ---------------------       --------------------
                                                                           (in thousands)
Balance Sheet Data:
Short-term investments available for sale                       $ 108,310                         --
Dividends receivable                                                   --                        875
Restricted cash                                                    24,649                     16,912
Investment in ICG Preferred Stock                                      --                    117,507
Total assets                                                      132,959                    135,294
Dividends payable                                                   1,116                      1,116
Due to ICG                                                          4,699                      4,699
Redeemable preferred securities                                   127,655                    128,042
Member's (deficit) equity                                            (511)                     1,437

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the period from September 17, 1997 (inception) to December 31, 1997 and the fiscal year ended December 31, 1998 have been derived from the Company's audited financial statements included elsewhere herein.

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

     On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at December 31, 1998 of $16.9 million consists of the proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

     The Redeemable Preferred Securities consist of 2,645,000 exchangeable preferred securities of the Company that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price, for at least 20 days of any consecutive 30-day trading period, by 160% prior to November 15, 1999 and by 150% from November 16, 1999 through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

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

Results of Operations

     The following table presents the components of the Company's net income and net loss available to common member for the period from September 17, 1997 (inception) to December 31, 1997 and fiscal year ended December 31, 1998.

                                     Period from
                                 September 17, 1997
                                     (inception)               Fiscal Year
                                   to December 31,          Ended December 31,
                                        1997                     1998
                                  ---------------           ------------------
                                                (in thousands)

Statement of Operations Data:
Interest Income, net                $   1,949                        1,908
Dividend income                          --                          5,969
                                    ---------                    ---------
  Net income                            1,949                        7,877
                                    ---------                    ---------
Preferred dividends on redeemable
  preferred securities, including
  accretion of offering costs          (2,460)                      (9,314)
                                    ---------                    ---------
    Net loss available to common
      member                             (511)                      (1,437)
                                    =========                    =========

Other Data:
Net cash provided by operating
  activities                        $   1,949                        1,908
Net cash (used in) provided by
  investing activities               (132,959)                       3,634
Net cash provided by (used in)
  financing activities                131,010                       (5,542)

Fiscal Year Ended December 31, 1998 Compared to the Period from September 17, 1997 (inception) to December 31, 1997

     Interest income, net. Interest income, net was $1.9 million for both the fiscal year ended December 31, 1998 and the period from September 17, 1997 (inception) through December 31, 1997 and consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. Interest income, net has and will continue to decrease each period through November 15, 2000 due to the decrease in average balances held in short-term investments as restricted cash balances are used to pay cash dividends on the Redeemable Preferred Securities. On November, 15, 2000, the Company's restricted cash balances will be depleted.

     Dividend income. Dividend income of $6.0 million for the fiscal year ended December 31, 1998 consists of preferred dividends earned on the ICG Preferred Stock from February 13, 1998 through December 31, 1998, which dividends were paid with additional shares of ICG Preferred Stock.

     Net income. The Company's net income of $7.9 million and $1.9 million for the fiscal year ended December 31, 1998 and the period from September 17, 1997 (inception) through December 31, 1997, respectively, consists of interest income, net, and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $9.3 million for the fiscal year ended December 31, 1998 and includes approximately $8.9 million of preferred security dividends paid and accrued during the fiscal year ended December 31, 1998 and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.4 million for the fiscal year ended December 31, 1998. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.5 million for the period from September 17, 1997 (inception) to December 31, 1997 and includes approximately $1.3 million of preferred security dividends paid on November 15, 1997, the accrual of the preferred security dividends for the period from November 16, 1997 through December 31, 1997 of approximately $1.1 million and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million.

     Net loss available to common member. Net loss available to common member of $1.4 million and $0.5 million for the fiscal year ended December 31, 1998 and the period from September 17, 1997 (inception) to December 31, 1997, respectively, is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Quarterly Results

     The following table presents selected unaudited operating results for three-month quarterly periods, beginning with the inception of the Company at September 17, 1997 and through December 31, 1998. The Company believes that the amounts stated below present fairly the quarterly results when read in conjunction with the Company's audited financial statements and related notes included elsewhere in this Annual Report. Results of operations are not necessarily indicative of results of operations for a full year or predictive of future periods.



                                              September 17,
                                                  1997                                   Three Months Ended
                                             (inception) to   ---------------------------------------------------------------------
                                              September 30,     Dec. 31,       Mar. 31,       June 30,     Sept. 30,       Dec. 31,
                                                  1997            1997           1998           1998          1998           1998
                                               ---------      ---------      ---------      ---------      ---------      ---------
                                                                              (in thousands)
                                                                                (unaudited)
Statement of Operations Data:
Interest income, net                           $     120          1,829          1,056            312            285            255
Dividend income                                     --             --              837          1,685          1,711          1,736
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Net income                                         120          1,829          1,893          1,997          1,996          1,991
                                               ---------      ---------      ---------      ---------      ---------      ---------
Preferred dividends on redeemable
  preferred securities, including
  accretion of offering costs                       (129)        (2,331)        (2,327)        (2,329)        (2,328)        (2,330)
                                               =========      =========      =========      =========      =========      =========
     Net loss available to common
     member                                    $      (9)          (502)          (434)          (332)          (332)          (339)
                                               =========      =========      =========      =========      =========      =========

Other Data:
Net cash provided by operating
   activities                                  $     120          1,829          1,056            312            285            255
Net cash (used in) provided by
   investing activities                         (115,120)       (17,839)        (2,209)         1,920          1,946          1,977
Net cash provided by (used in)
   financing activities                          115,000         16,010          1,153         (2,232)        (2,231)        (2,232)

 Liquidity and Capital Resources

     The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of December 31, 1998, the Company has assets of approximately $135.3 million which consist of the Company's investment in ICG Preferred Stock of approximately $117.5 million, restricted cash invested in U.S. Treasury securities of approximately $16.9 million for the payment of cash dividends through November 15, 2000 on the Redeemable Preferred Securities and a receivable for preferred dividends earned on the ICG Preferred Stock of approximately $0.9 million. The Company's liabilities at December 31, 1998 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

     The Company is dependent upon ICG to declare and pay preferred dividends on the ICG Preferred Stock in order to pay dividends on, and the redemption price of, the Redeemable Preferred Securities. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

 Net Cash Provided By Operating Activities

     Net cash provided by operating activities was approximately $1.9 million for the period from September 17, 1997 (inception) to December 31, 1997 and fiscal year ended December 31, 1998 and consists of interest income earned on restricted cash invested in U.S. Treasury securities.

 Net Cash (Used In) Provided By Investing Activities

     The Company's investing activities used approximately $133.0 million for the period from September 17, 1997 (inception) to December 31, 1997 and provided approximately $3.6 million for the fiscal year ended December 31, 1998. Net cash used in investing activities for the period from September 17, 1997 (inception) to December 31, 1998 consists of the establishment of restricted cash balances for cash dividends payable through November 15, 2000 on the Redeemable Preferred Securities and also consists of the purchase of short-term investments. Net cash provided by investing activities for the fiscal year ended December 31, 1998 consists of the purchase of the ICG Preferred Stock for approximately $112.4 million, offset by the proceeds from the sale of U.S. Treasury securities of approximately $108.3 million and the decrease in restricted cash of approximately $7.7 million.

 Net Cash Provided By (Used In) Financing Activities

     Financing activities provided approximately $131.0 million for the period from September 17, 1997 (inception) to December 31, 1997 and used approximately $5.5 million for the fiscal year ended December 31, 1998. Net cash provided by financing activities for the period from September 17, 1997 (inception) to December 31, 1997 includes the net proceeds from the issuance of the Redeemable Preferred Securities of approximately $127.6 million and approximately $4.7 million advanced from ICG for the offering costs associated with the issuance of the Redeemable Preferred Securities, offset by payments of cash dividends on the Redeemable Preferred Securities of approximately $1.3 million. Net cash used in financing activities for the fiscal year ended December 31, 1998 includes the payments of cash dividends on the Redeemable Preferred Securities of approximately $8.9 million, offset by the proceeds from the sale of the contributed ICG Common Stock of $3.4 million. The Company expects cash used by financing activities in future periods to include only payments of cash dividends on, and the redemption price of, the Redeemable Preferred Securities.

Cash Commitments

     The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid on a current basis through November 15, 2000. At December 31, 1998, the Company has cash dividend obligations on the Redeemable Preferred Securities of approximately $8.9 million in both 1999 and 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's restricted cash balances are invested in fixed income U.S. Treasury securities having staggered maturities matching the dividend payment dates of the Redeemable Preferred Securities. Accordingly, changes in market interest rates have no effect on the Company's liquidity, financial condition or results of operations.

     At December 31, 1998, the Company had $117.5 million of ICG Preferred Stock, which is exchangeable into shares of ICG Common Stock, at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. There exists no established public trading market for the ICG Preferred Stock. The risk of changes in the fair market value of the underlying ICG Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of ICG Preferred Stock. The ICG Preferred Stock pays dividends in cash or additional shares of ICG Preferred Stock sufficient to meet the dividend requirements on the Redeemable Preferred Securities. Although changes in the fair market value of ICG Common Stock have no effect on the Company's financial condition or results of operations, such changes may influence the Company's decision to redeem the Redeemable Preferred Securities or a Redeemable Preferred Security holder's decision to exchange those securities for ICG Common Stock.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company appear on page F-1 of this Annual Report. Selected quarterly financial data required under this Item is included under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The Company has no directors or executive officers. Its business affairs are managed by ICG, as the manager of the Company, pursuant to the LLC Agreement. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company has no executive officers. It business affairs are managed by ICG, as the manager of the Company, pursuant to the LLC Agreement. ICG does not receive any fees or compensation as manager of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Name and Address            Amount and Nature         Percent
Title of Class    of Beneficial Owner         of Beneficial Ownership   of Class
--------------    ------------------------    -----------------------   --------

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

     All of the Company's administrative expenses, which are insignificant, are paid by ICG. Additionally, ICG advanced approximately $4.7 million to the Company during the period from September 17, 1997 (inception) through December 31, 1997 for the offering costs associated with the issuance of the Redeemable Preferred Securities.

                                     PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(A) (1) Financial Statements. The following financial statements are included in Item 8 of Part II:
                                                                          Page
           Independent Auditors' Report . . . . . . . . . . . . . . . .    F-2
           Balance Sheets, December 31, 1997 and 1998 . . . . . . . . .    F-3
           Statements of Operations, Period from September 17, 1997
             (inception) to December 31, 1997 and Fiscal Year Ended
             December 31, 1998. . . . . . . . . . . . . . . . . . . . .    F-4
           Statements of Member's (Deficit) Equity, Period from
             September 17, 1997 (inception)to December 31, 1997 and
             Fiscal Year Ended December 31, 1998  . . . . . . . . . . .    F-5
           Statements of Cash Flows, Period from September 17, 1997
             (inception) to December 31, 1997 and Fiscal Year Ended
             December 31, 1998  . . . . . . . . . . . . . . . . . . . .    F-6
           Notes to Financial Statements, December 31, 1997 and 1998. .    F-7

    (2)    Financial Statement Schedule.
           Not Applicable.

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

               4.3: Written Action of the Manager of ICG Funding,  LLC, dated as of September 24, 1997, with respect to the terms of the 6 3/4% Exchangeable Limited Liability Company Preferred
                    Securities [Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3, File Number 333-40495].

               4.4: Escrow and Security  Agreement,  dated  September  24, 1997, among ICG Communications Inc., ICG Funding, LLC and Norwest Bank Colorado, National Association [Incorporated by
                    reference to Exhibit 4.7 to Registration Statement on Form S-3, File Number 333-40495].

          (10) Material Contracts.

               10.1:Certificate of  Designation,  Rights and  Preferences of the
                    Preferred Stock Mandatorily Redeemable 2009 of ICG Communications, Inc., filed with the Secretary of State of the State of Delaware on September 25, 1997 [Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-3, File Number 333-40495].

          (23) Consent.

               23.1: Consent of Independent Auditors.

          (27) Financial Data Schedule.

               27.1:Financial  Data Schedule of ICG Funding,  LLC for the Fiscal
                    Year Ended December 31, 1998.

(B)  Reports on Form 8-K.

     None.

(C)  Exhibits.  The  exhibits  required  by this  Item  are  listed  under  Item
     14(A)(3).

                              FINANCIAL STATEMENTS

                                                                        Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .     F-2

Balance Sheets, December 31, 1997 and 1998 . . . . . . . . . . . . .     F-3

Statements of Operations, Period from September 17, 1997 (inception)
  to December 31, 1997 and Fiscal Year Ended December 31, 1998 . . .     F-4

Statements of Member's (Deficit) Equity, Period from September 17,
  1997 (inception) to December 31, 1997 and Fiscal Year Ended
  December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . .     F-5

Statements of Cash Flows, Period from September 17, 1997 (inception)
  to December 31, 1997 and Fiscal Year Ended December 31, 1998 . . .     F-6

Notes to Financial Statements, December 31, 1997 and 1998. . . . . .     F-7

                        Independent Auditors' Report




The Common Member and Manager
ICG Funding, LLC:

We have audited the accompanying balance sheets of ICG Funding, LLC as of December 31, 1997 and 1998 and the related statements of operations, member's (deficit) equity, and cash flows for the period from September 17, 1997 (inception) to December 31, 1997 and for the fiscal year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICG Funding, LLC as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from September 17, 1997 (inception) to December 31, 1997 and for the fiscal year ended December 31, 1998, in conformity with generally accepted accounting principles.




                                             KPMG LLP


Denver, Colorado
February 15, 1999

ICG FUNDING, LLC

Balance Sheets
December 31, 1997 and 1998

-------------------------------------------------------------------------------

                                                               December 31,
                                                         ----------------------
                                                           1997         1998
                                                         ---------    ---------
                                                             (in thousands)
Assets

Current assets:
    Short-term investments available for sale            $ 108,310            -
    Dividends receivable                                         -          875
    Restricted cash (note 3)                                 8,693        8,693
                                                         ---------    ---------

       Total current assets                                117,003        9,568
                                                         ---------    ---------

Investment in ICG Preferred Stock (note 4)                    --        117,507
Restricted cash (note 3)                                    15,956        8,219
                                                         ---------    ---------

       Total assets                                      $ 132,959      135,294
                                                         =========    =========

Liabilities and Member's (Deficit) Equity

Current liability - dividends payable                    $   1,116        1,116

Due to ICG (note 3)                                          4,699        4,699
                                                         ---------    ---------

       Total liabilities                                     5,815        5,815
                                                         ---------    ---------

Redeemable preferred  securities ($133.4
    million liquidation value at December31,
    1997 and 1998) (note 3)                                127,655      128,042

Member's (deficit) equity:
    Additional paid-in capital (note 4)                       --          3,385
    Accumulated deficit                                       (511)      (1,948)
                                                         ---------    ---------
       Total member's (deficit) equity                        (511)       1,437
                                                         ---------    ---------

Commitments and contingencies (notes 3 and 4)

       Total liabilities and member's (deficit) equity   $ 132,959      135,294
                                                         =========    =========

                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Statements of Operations
Period from September 17, 1997 (inception) to December 31, 1997 and Fiscal Year Ended December 31, 1998

-------------------------------------------------------------------------------


                                                                        Period from September         Fiscal year
                                                                       17, 1997 (inception) to           ended
                                                                          December 31, 1997         December 31, 1998
                                                                     -------------------------- --------------------------
                                                                                        (in thousands)

Interest income, net                                                   $           1,949                    1,908
Dividend income                                                                        -                    5,969
                                                                     -------------------------- --------------------------

      Net income                                                       $           1,949                    7,877
                                                                     -------------------------- --------------------------

Preferred dividends on redeemable preferred securities, including
    accretion of offering costs (note 3)                                          (2,460)                  (9,314)
                                                                     -------------------------- --------------------------

      Net loss available to common member                              $            (511)                  (1,437)
                                                                     ========================== ==========================

                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Statements of Member's (Deficit) Equity
Period from September 17, 1997 (inception) to December 31, 1997 and Fiscal Year Ended December 31, 1998

-------------------------------------------------------------------------------

                                                              Additional               Accumulated             Total member's
                                                            paid-in capital               deficit             (deficit) equity
                                                         ----------------------    ----------------------   ----------------------
                                                                                      (in thousands)

Balances at September 17, 1997 (inception)                  $         -                         -                         -
  Net income                                                          -                     1,949                     1,949
  Preferred dividends on redeemable preferred
    securities, including accretion of offering costs                 -                    (2,460)                   (2,460)
                                                         ----------------------    ----------------------   ----------------------
Balances at December 31, 1997                                         -                      (511)                     (511)
  Contribution of ICG Common Stock                                3,385                         -                     3,385
  Net income                                                          -                     7,877                     7,877
  Preferred dividends on redeemable preferred
    securities, including accretion of offering
    costs                                                             -                    (9,314)                   (9,314)
                                                         ----------------------    ----------------------   ----------------------
Balances at December 31, 1998                                $    3,385                    (1,948)                    1,437
                                                         ======================    ======================   ======================

                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Statements of Cash Flows
Period from September 17, 1997 (inception) to December 31, 1997 and Fiscal Year Ended December 31, 1998

-------------------------------------------------------------------------------

                                                                              Period from
                                                                           September 17, 1997
                                                                             (inception) to            Fiscal year ended
                                                                            December 31, 1997           December 31, 1998
                                                                        -------------------------   --------------------------
                                                                                           (in thousands)
Cash flows from operating activities:
    Net income                                                          $             1,949                       7,877
    Adjustment to reconcile net income to net cash
       provided by operating activities:
          Non-cash preferred dividends earned on ICG
             Preferred Stock                                                              -                      (5,969)
                                                                        -------------------------   --------------------------

                Net cash provided by operating activities                             1,949                       1,908
                                                                        -------------------------   --------------------------

Cash flows from investing activities:
    (Purchase) sale of short-term investments                                      (108,310)                    108,310
    Purchase of ICG Preferred Stock                                                       -                    (112,413)
    (Increase) decrease in restricted cash                                          (24,649)                      7,737
                                                                        -------------------------   --------------------------

       Net cash (used in) provided by investing activities                         (132,959)                      3,634
                                                                        -------------------------   --------------------------

Cash flows from financing activities:
    Net proceeds from issuance of redeemable preferred
       securities                                                                   127,551                           -
    Advances from ICG                                                                 4,699                           -
    Proceeds from sale of ICG Common Stock                                                -                       3,385
    Payment of preferred dividends on redeemable preferred
       securities                                                                    (1,240)                     (8,927)
                                                                        -------------------------   --------------------------

          Net cash provided by (used in) financing
             activities                                                             131,010                      (5,542)
                                                                        -------------------------   --------------------------

Cash and cash equivalents at December 31, 1997 and 1998                 $                 -                         -
                                                                        =========================   ==========================

                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Notes to Financial Statements
December 31, 1997 and 1998
----------------------------------------------------------------------------

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

     (b)  Short-term Investments Available for Sale

          The Company invested the net proceeds from the private placement of the Redeemable Preferred Securities in high grade short-term investments which consisted entirely of U.S. Treasury securities. All short-term investments were considered to be available for sale and matured on February 13, 1998. At December 31, 1997, the Company carried short-term investments at cost, which approximated fair value.

ICG FUNDING, LLC

----------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

     (c)  Investment in ICG Preferred Stock

          The Company carries its investment in ICG Preferred Stock at cost plus dividends received. Income from dividends on the ICG Preferred Stock is recorded in the Company's statement of operations when earned.

     (d)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and loss during the reporting period. Actual results could differ from those estimates.

     (e)  Income Taxes

          The Company is a U.S. limited liability company which is treated as a partnership for U.S. federal and state income tax purposes.
          Accordingly, the Company is not subject to U.S. federal and state income taxes. The Company's results of operations are allocated and included in the individual income tax returns of the securityholders.

     (f)  Net Loss Per Share

          The Company's one issued and outstanding common limited liability company security is owned directly by ICG. Accordingly, the Company does not present net loss per share in its financial statements as such disclosure is not considered to be meaningful.

(3)  Redeemable Preferred Securities

     On  September  24 and  October 3, 1997,  the  Company  completed  a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at December 31, 1998 of $16.9 million consists of the proceeds from the private placement

ICG FUNDING, LLC

----------------------------------------------------------------------------

(3)  Redeemable Preferred Securities (continued)

     which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

     The Redeemable Preferred Securities consist of 2,645,000 exchangeable preferred securities of the Company that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of common stock of ICG ("ICG Common Stock"), at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price, for at least 20 days of any consecutive 30-day trading period, by 160% prior to November 15, 1999 and by 150% from November 16, 1999 through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

     Included in preferred dividends on redeemable preferred securities is approximately $0.1 million and $0.4 million for the period from September 17, 1997 (inception) to December 31, 1997 and the fiscal year ended December 31, 1998, respectively, associated with the accretion of offering costs from the private placement of the Redeemable Preferred Securities.

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

ICG FUNDING, LLC

----------------------------------------------------------------------------

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

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS


23.1: Consent of Independent Auditors.

27.1:Financial  Data  Schedule  of ICG  Funding,  LLC for the Fiscal  Year Ended
     December 31, 1998.

                                  EXHIBIT 23.1

                        Consent of Independent Auditors.

                         Consent of Independent Auditors






   The Common Member and Manager
   ICG Funding, LLC:

   We consent to incorporation by reference in the registration statements Nos. 333-40495 and 333-40495-01 on Form S-3 of ICG Funding, LLC of our report dated February 15, 1999, relating to the consolidated balance sheets of ICG Funding, LLC as of December 31, 1997 and 1998, and the related statements of operations, member's (deficit) equity, and cash flows for the period from September 17, 1997 (inception) to December 31, 1997 and for the fiscal year ended December 31, 1998, which report appears in the December 31, 1998 Annual Report on Form 10-K of ICG Funding, LLC.



                                             KPMG LLP


   Denver, Colorado
   February 24, 1999

                                  EXHIBIT 27.1

      Financial Data Schedule of ICG Funding, LLC for the Fiscal Year Ended
                               December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ICG Funding, LLC

                            By:   ICG Communications, Inc.
                                  Common Member and Manager


                           By:    /s/ Harry R. Herbst
                                  ---------------------------------------------
                                  Harry R. Herbst
                                  Executive Vice President and Chief
                                  Financial Officer (Principal Financial
                                  Officer)

                           Date:  February 25, 1999