Form 10-Q
period 1999-03-31
ICG FUNDING LLC
filed 1999-05-07
CIK 1049902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS




PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
     ITEM 1.  FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . .       3
              Balance Sheets as of December 31, 1998 and March 31,
               1999 (unaudited).. . . . . . . . . . . . . . . . . . . .       3
              Statements of Operations (unaudited) for the Three
               Months Ended March 31, 1998 and 1999 . . . . . . . . . .       4
              Statement of Member's Equity (unaudited) for the
               Three Months Ended March 31, 1999. . . . . . . . . . . .       5
              Statements of Cash Flows (unaudited) for the Three
               Months Ended March 31, 1998 and 1999 . . . . . . . . . .       6
              Notes to Financial Statements, December 31, 1998
               and March 31, 1999 (unaudited) . . . . . . . . . . . . .       7
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . .       9
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK . . . . . . . . . . . . . . . . . . . . . . .      13

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
     ITEM 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .      14
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . .      14
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . .      14
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . .      14
     ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . .      14
     ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K . . . . . . . . . . . . .      14
              Exhibit . . . . . . . . . . . . . . . . . . . . . . . . .      14
              Reports on Form 8-K . . . . . . . . . . . . . . . . . . .      14

                                ICG FUNDING, LLC

                                 Balance Sheets
                December 31, 1998 and March 31, 1999 (unaudited)

                                                    December 31,           March 31,
                                                        1998                  1999
                                                --------------------  -------------------
                                                             (in thousands)
Assets

Current assets:
   Dividends receivable                                 $      875                 888
   Restricted cash                                           8,693               8,693
                                                --------------------  -------------------

       Total current assets                                  9,568               9,581
                                                --------------------  -------------------

Investment in ICG Preferred Stock                          117,507             119,256
Restricted cash                                              8,219               6,208
                                                --------------------  -------------------

       Total assets                                     $  135,294             135,045
                                                ====================  ===================

Liabilities and Member's Equity

Current liability - dividends payable                   $    1,116               1,116

Due to ICG                                                   4,699               4,699
                                                --------------------  -------------------

       Total liabilities                                     5,815               5,815
                                                --------------------  -------------------

Redeemable preferred securities
 ($133.4 million liquidation value
 at March 31, 1999)                                        128,042             128,137

Member's equity:
    Additional paid-in capital (note 3)                      3,385               3,385
    Accumulated deficit                                     (1,948)             (2,292)
                                                --------------------  -------------------
       Total member's equity                                 1,437               1,093
                                                --------------------  -------------------

Commitments and contingencies

       Total liabilities and member's equity            $  135,294             135,045
                                                ====================  ===================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                      Statements of Operations (unaudited)
                   Three Months Ended March 31, 1998 and 1999


                                                                                   Three months ended
                                                                                        March 31,
                                                                         ----------------------------------------
                                                                                 1998                1999
                                                                         --------------------- ------------------
                                                                                     (in thousands)
Interest income                                                              $      1,056                  221
Dividend income                                                                       837                1,762
                                                                         --------------------- ------------------

      Net income                                                                    1,893                1,983
                                                                         --------------------- ------------------

Preferred dividends on redeemable preferred securities,
    including accretion of offering costs                                          (2,327)              (2,327)
                                                                         --------------------- ------------------

      Net loss available to common member                                   $        (434)                (344)
                                                                         ===================== ==================

                       See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                    Statement of Member's Equity (unaudited)
                        Three Months Ended March 31, 1999


                                                                        Additional                               Total
                                                                          paid-in          Accumulated          member's
                                                                          capital            deficit             equity
                                                                      ----------------  -----------------  ----------------
                                                                                          (in thousands)

Balances at December 31, 1998                                            $     3,385           (1,948)          1,437
  Net income                                                                       -            1,983           1,983
  Preferred dividends on redeemable preferred
    securities, including accretion of offering costs                              -           (2,327)         (2,327)
                                                                      ----------------  -----------------  ----------------

Balances at March 31, 1999                                               $     3,385           (2,292)          1,093
                                                                      ================  =================  ================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                      Statements of Cash Flows (unaudited)
                   Three Months Ended March 31, 1998 and 1999


                                                                                       Three months ended
                                                                                            March 31,
                                                                           --------------------------------------------
                                                                                   1998                   1999
                                                                           ---------------------  ---------------------
                                                                                          (in thousands)
Cash flows from operating activities:
    Net income                                                               $            1,893                  1,983
    Adjustment to reconcile net income to net cash provided by operating activities:
          Non-cash preferred dividends earned on ICG Preferred Stock
                                                                                           (837)                (1,762)
                                                                             -------------------    -------------------

                 Net cash provided by operating activities                                1,056                    221
                                                                             -------------------    -------------------

Cash flows from investing activities:
    Proceeds from sale of short-term investments                                        108,310                      -
    Purchase of ICG Preferred Stock                                                    (112,413)                     -
    Decrease in restricted cash                                                           1,894                  2,011
                                                                             -------------------    -------------------

       Net cash (used in) provided by investing activities                               (2,209)                 2,011
                                                                             -------------------    -------------------

Cash flows from financing activities:
    Proceeds from sale of ICG Common Stock                                                3,385                      -
    Payment of preferred dividends on redeemable preferred securities
                                                                                         (2,232)                (2,232)
                                                                             -------------------    -------------------

          Net cash provided by (used in) financing activities                             1,153                 (2,232)
                                                                             -------------------    -------------------

Cash and cash equivalents at December 31, 1998 and March 31, 1999            $                -                      -
                                                                             ===================    ===================

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                          Notes to Financial Statements
                December 31, 1998 and March 31, 1999 (unaudited)


(1)  Organization and Nature of Business

     ICG Funding, LLC, a Delaware limited liability company (the "Company"), was formed on September 17, 1997 as a special purpose limited liability company existing for the exclusive purposes of: (i) issuing common and preferred interests in the Company; (ii) using at least 85% of the net proceeds of such issuances and related capital contributions (the "Net Proceeds") to purchase shares of preferred stock of ICG Communications, Inc. ("ICG") ("ICG Preferred Stock") in a private placement; and (iii) investing a portion of the remaining Net Proceeds in U.S. Treasury securities, to be held in escrow in an amount sufficient to fund the cash payments of the first thirteen quarterly dividends on the Company's preferred interests (the "Redeemable Preferred Securities"). Unless previously dissolved, the Company's term will continue until December 31, 2050.

     ICG is the sole common member of the Company. The business and affairs of the Company are conducted by ICG and ICG pays all of the Company's administrative expenses, which are insignificant.

(2)  Significant Accounting Policies

         (a)   Basis of Presentation

               These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         (b)   Net Loss Per Share

               The Company's one issued and outstanding common limited liability company security is owned directly by ICG. Accordingly, the Company does not present net loss per share in its financial statements as such disclosure is not considered to be meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the three months ended March 31, 1998 and 1999 have been derived from the Company's unaudited financial statements included elsewhere herein.

Company Overview and Description of Significant Transactions

         The Company was formed on September 17, 1997 as a special purpose limited liability company existing for the exclusive purposes of: (i) issuing common and preferred interests in the Company; (ii) using at least 85% of the Net Proceeds of such issuances and related capital contributions to purchase shares of preferred stock of ICG ("ICG Preferred Stock") in a private placement; and (iii) investing a portion of the remaining Net Proceeds in U.S. Treasury securities, to be held in escrow in an amount sufficient to fund the cash payments of the first thirteen quarterly dividends on the Company's Redeemable Preferred Securities.

         On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at March 31, 1999 of $14.9 million consists of the remaining proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

         The Redeemable Preferred Securities consist of 2,645,000 exchangeable preferred securities of the Company that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of common stock of ICG, $0.01 par value ("ICG Common Stock"), at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds, for at least 20 days of any consecutive 30-day trading period, 160% of the exchange price prior to November 15, 1999, and 150% of the exchange price from November 16,

1999 through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

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

Results of Operations

         The following table provides the components of the Company's net income and net loss available to common member for each of the periods presented.

                                                         Three months ended
                                                             March 31,
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
                                                            (in thousands)
Statement of Operations Data:
Interest income                                        $ 1,056           221
Dividend income                                            837         1,762
                                                     ------------  ------------
  Net income                                             1,893         1,983
                                                     ------------  ------------
Preferred dividends on redeemable preferred
 securities, including accretion of offering costs      (2,327)       (2,327)
                                                     ------------  ------------

  Net loss available to common member                  $  (434)         (344)
                                                     ============  ============
Other Data:
Net cash provided by operating activities              $ 1,056           221
Net cash (used in) provided by investing activities     (2,209)        2,011
Net cash provided by (used in) financing activities      1,153        (2,232)

Three Months Ended March 31, 1999 Compared To Three Months Ended March 31, 1998

         Interest income. Interest income of $1.1 million and $0.2 million for the three months ended March 31, 1998 and 1999, respectively, consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. Interest income has decreased and will continue to decrease each period through November 15, 2000 due to the decrease in average balances held in short-term investments as restricted cash balances are used to pay cash dividends on the Redeemable Preferred Securities. On November 15, 2000, the Company's restricted cash balances will be depleted.

         Dividend income. Dividend income of $0.8 million and $1.8 million for the three months ended March 31, 1998 and 1999, respectively, consists of preferred dividends earned on the ICG Preferred Stock, which dividends were paid with additional shares of ICG Preferred Stock. The ICG Preferred Stock was initially purchased by the Company on February 13, 1998. Dividend income has increased and will continue to increase as the Company receives additional shares of ICG Preferred Stock as dividend payments on the ICG Preferred Stock.

         Net income. The Company's net income of $1.9 million and $2.0 million for the three months ended March 31, 1998 and 1999, respectively, consists of interest income, net, and dividend income, as noted above.

         Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.3 million for both the three months ended March 31, 1998 and 1999, and includes approximately $2.2 million of preferred security dividends paid and accrued during both periods, and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million for both periods.

         Net loss available to common member. Net loss available to common member of $0.4 million and $0.3 million for the three months ended March 31, 1998 and 1999, respectively, is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

 Liquidity and Capital Resources

         The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of March 31, 1999, the Company has assets of approximately $135.0 million which consist of the Company's investment in ICG Preferred Stock of approximately $119.3 million, restricted cash invested in U.S. Treasury securities of approximately $14.9 million for the payment of cash dividends through November 15, 2000 on the Redeemable Preferred Securities and a receivable for preferred dividends earned on the ICG Preferred Stock of approximately $0.9 million. The Company's liabilities at March 31, 1999 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

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

 Net Cash Provided By Operating Activities

         Net cash provided by operating activities was approximately $1.1 million and $0.2 million for the three months ended March 31, 1998 and 1999, respectively, and consists of interest income earned on restricted cash invested in U.S. Treasury securities.

 Net Cash (Used In) Provided By Investing Activities

          The Company's investing activities used approximately $2.2 million for the three months ended March 31, 1998 and provided approximately $2.0 million for the three months ended March 31, 1999. Net cash used in investing activities for the three months ended March 31, 1998 consists of the purchase of the ICG Preferred Stock for approximately $112.4 million, offset by the proceeds from the sale of U.S. Treasury securities of approximately $108.3 million and the decrease in restricted cash of approximately $1.9 million. Cash provided by investing activities for the three months ended March 31, 1999 consists of the decrease in restricted cash of approximately $2.0 million.

 Net Cash Provided By (Used In) Financing Activities

          Financing activities provided approximately $1.2 million for the three months ended March 31, 1998 and used approximately $2.2 million for the three months ended March 31, 1999. Net cash provided by financing activities for the three months ended March 31, 1998 consists of the proceeds from the sale of the contributed ICG Common Stock of $3.4 million, offset by payments of cash dividends on the Redeemable Preferred Securities of approximately $2.2 million. Cash used in financing activities for the three months ended March 31, 1999 consists of payments of cash dividends on the Redeemable Preferred Securities of approximately $2.2 million. The Company expects cash used by financing activities in future years to include only payments of cash dividends on, and the redemption price of, the Redeemable Preferred Securities.

Cash Commitments

          The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. At March 31, 1999, the Company has cash dividend obligations on the Redeemable

 Preferred Securities of approximately $6.7 million remaining in 1999 and approximately $8.9 million in 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's restricted cash balances are invested in fixed income U.S. Treasury securities with staggered maturities matching the dividend payment dates of the Redeemable Preferred Securities. Accordingly, changes in market interest rates have no effect on the Company's liquidity, financial condition or results of operations.

         At March 31, 1999, the Company had $119.3 million of ICG Preferred Stock, which is exchangeable into shares of ICG Common Stock, at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. There exists no established public trading market for the ICG Preferred Stock. The risk of changes in the fair market value of the underlying ICG Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of ICG Preferred Stock. The ICG Preferred Stock pays dividends in cash or additional shares of ICG Preferred Stock sufficient to meet the dividend requirements on the Redeemable Preferred Securities. Although changes in the fair market value of ICG Common Stock have no effect on the Company's financial condition or results of operations, such changes may influence the Company's decision to redeem the Redeemable Preferred Securities or a Redeemable Preferred Security holder's decision to exchange those securities for ICG Common Stock.

                               PART II


ITEM 1.  LEGAL PROCEEDINGS

            None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Effective February 2, 1999, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.47 per Redeemable Preferred Security to holders of record at the close of business on February 1, 1999, which was paid on February 15, 1999.

ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (A)      Exhibit.

                  (27)     Financial Data Schedule.

                           27.1: Financial Data Schedule of ICG Funding, LLC for the Three Months Ended March 31, 1999.

         (B)      Reports on Form 8-K.

                  (i) Current Report on Form 8-K dated February 26, 1999, regarding the announcement of earnings information and results of operations for the quarter and year ended December 31, 1998 of ICG Communications, Inc.

                  (ii) Current Report on Form 8-K dated March 4, 1999, regarding the disposition of the operations of NETCOM On-Line Communication Services, Inc. by ICG Services, Inc., including pro forma financial information.

                          INDEX TO EXHIBITS
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                               EXHIBIT


27.1:         Financial Data Schedule of ICG Funding, LLC for the
              Three Months Ended March 31, 1999.

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 1999.

                                ICG Funding, LLC

                                By: ICG Communications, Inc.
                                Common Member and Manager


                                By: /s/ Harry R. Herbst
                                -----------------------
                                Harry R. Herbst
                                Executive Vice President and Chief
                                Financial Officer (Principal Financial Officer)