Form 10-Q
period 1999-06-30
ICG FUNDING LLC
filed 1999-07-21
CIK 1049902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       (Commission File Number 333-40495)

                                ICG FUNDING, LLC
             (Exact name of registrant as specified in its charter)

                               Delaware 84-1434980
(State or other jurisdiction of organization)(I.R.S. Employer Identification No)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                               TABLE OF CONTENTS




PART I .....................................................................   3
     ITEM 1.  FINANCIAL STATEMENTS .........................................   3
              Balance Sheets as of December 31, 1998 and June 30, 1999
                (unaudited).................................................   3
              Statements of Operations (unaudited) for the Three Months and
                Six Months Ended June 30, 1998 and 1999 ....................   4
              Statement of Member's Equity (unaudited) for the Six Months
                Ended June 30, 1999 ........................................   5
              Statements of Cash Flows (unaudited) for the Six Months Ended
                June 30, 1998 and 1999 .....................................   6
              Notes to Financial Statements, December 31, 1998 and June 30,
                1999 (unaudited) ...........................................   7
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................       9
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...  13

PART II ....................................................................  14
     ITEM 1.  LEGAL PROCEEDINGS ............................................  14
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ....................  14
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............................  14
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........  14
     ITEM 5.  OTHER INFORMATION ............................................  14
     ITEM 6.  EXHIBIT AND REPORT ON FORM 8-K ...............................  14
              Exhibit.......................................................  14
              Report on Form 8-K ...........................................  14

                                ICG FUNDING, LLC

                                 Balance Sheets
                 December 31, 1998 and June 30, 1999 (unaudited)

                                                      December 31,            June 30,
                                                          1998                  1999
                                                   --------------------   ------------------
                                                                (in thousands)
Assets

Current assets:
   Dividends receivable                              $         875                    900
   Restricted cash                                           8,693                  8,693
                                                   --------------------   ------------------

       Total current assets                                  9,568                  9,593
                                                   --------------------   ------------------

Investment in ICG Preferred Stock                          117,507                121,031
Restricted cash                                              8,219                  4,169
                                                   --------------------   ------------------

       Total assets                                  $     135,294                134,793
                                                   ====================   ==================

Liabilities and Member's Equity

Current liability - dividends payable                $       1,116                  1,116

Due to ICG                                                   4,699                  4,699
                                                   --------------------   ------------------

       Total liabilities                                     5,815                  5,815
                                                   --------------------   ------------------

Redeemable preferred securities ($133.4 million
  liquidation value at June 30, 1999)                      128,042                128,233

Member's equity:
    Additional paid-in capital                               3,385                  3,385
    Accumulated deficit                                     (1,948)                (2,640)
                                                   --------------------   ------------------
       Total member's equity                                 1,437                    745
                                                   --------------------   ------------------

Commitments and contingencies

       Total liabilities and member's equity         $     135,294                134,793
                                                   ====================   ==================

                See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                      Statements of Operations (unaudited)
            Three Months and Six Months Ended June 30, 1998 and 1999


                                                            Three months ended                      Six months ended
                                                                 June 30,                               June 30,
                                                    ------------------------------------  -------------------------------------
                                                          1998               1999               1998               1999
                                                    ------------------ -----------------  ------------------ ------------------
                                                                                  (in thousands)

Interest income                                       $         312                193              1,368                414
Dividend income                                               1,685              1,788              2,522              3,550
                                                    ------------------ -----------------  ------------------ ------------------

     Net income                                               1,997              1,981              3,890              3,964
                                                    ------------------ -----------------  ------------------ ------------------

Preferred dividends on redeemable preferred
    securities, including accretion of offering
    costs                                                    (2,329)            (2,329)            (4,656)            (4,656)
                                                    ------------------ -----------------  ------------------ ------------------

    Net loss available to common member               $        (332)              (348)              (766)              (692)
                                                    ================== =================  ================== ==================

                See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                    Statement of Member's Equity (unaudited)
                         Six Months Ended June 30, 1999



                                                           Additional         Accumulated         Total member's
                                                         paid-in capital        deficit               equity
                                                         ----------------  -------------------  ------------------
                                                                              (in thousands)

Balances at January 1, 1999                                 $     3,385             (1,948)            1,437
  Net income                                                          -              3,964             3,964
  Preferred dividends on redeemable preferred
    securities, including accretion of offering costs                 -             (4,656)           (4,656)
                                                         ----------------  -------------------  ------------------
Balances at June 30, 1999                                   $     3,385             (2,640)              745
                                                         ================  ===================  ==================

                See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                      Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 1998 and 1999


                                                                                        Six months ended
                                                                                            June 30,
                                                                           --------------------------------------------
                                                                                   1998                   1999
                                                                           ---------------------  ---------------------
                                                                                          (in thousands)

Cash flows from operating activities:
    Net income                                                               $            3,890                  3,964
    Adjustment to reconcile net income to net cash provided by operating activities:
          Non-cash preferred dividends earned on ICG Preferred Stock                     (2,522)                (3,550)
                                                                             -------------------    -------------------

                 Net cash provided by operating activities                                1,368                    414
                                                                             -------------------    -------------------

Cash flows from investing activities:
    Proceeds from sale of short-term investments available for sale                     108,310                      -
    Purchase of ICG Preferred Stock                                                    (112,413)                     -
    Decrease in restricted cash                                                           3,814                  4,050
                                                                             -------------------    -------------------

       Net cash (used in) provided by investing activities                                 (289)                 4,050
                                                                             -------------------    -------------------

Cash flows from financing activities:
    Proceeds from sale of ICG Common Stock                                                3,385                      -
    Payment of preferred dividends on redeemable preferred securities                    (4,464)                (4,464)
                                                                             -------------------    -------------------

          Net cash used in financing activities                                          (1,079)                (4,464)
                                                                             -------------------    -------------------

Cash and cash equivalents at December 31, 1998 and
    June 30, 1999                                                             $               -                      -
                                                                             ===================    ===================

                See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                          Notes to Financial Statements
                 December 31, 1998 and June 30, 1999 (unaudited)


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

 (2)     Significant Accounting Policies

         (a)   Basis of Presentation

               These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         (b)   Net Loss Per Share

               The Company's one issued and outstanding common limited liability company security is owned directly by ICG. Accordingly, the Company does not present net loss per share in its financial statements as such disclosure is not considered to be meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the three months and six months ended June 30, 1998 and 1999 have been derived from the Company's unaudited financial statements included elsewhere herein.

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

     On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at June 30, 1999 of $12.9 million consists of the remaining proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

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

Results of Operations

     The following table provides the components of the Company's net income and net loss available to common member for each of the periods presented.

                                                            Three months ended                  Six months ended
                                                                 June 30,                           June 30,
                                                       ---------------------------      -----------------------------
                                                           1998            1999             1998              1999
                                                       -----------     -----------      -----------       -----------
Statement of Operations Data:
Interest income                                        $      312             193            1,368               414
Dividend income                                             1,685           1,788            2,522             3,550
                                                       -----------     -----------      -----------       -----------
     Net income                                             1,997           1,981            3,890             3,964
                                                       -----------     -----------      -----------       -----------
Preferred dividends on redeemable preferred
  securities, including accretion of offering costs        (2,329)         (2,329)          (4,656)           (4,656)
                                                       -----------     -----------      -----------       -----------

     Net loss available to common member               $     (332)           (348)            (766)             (692)
                                                       ===========     ===========      ===========       ===========
Other Data:
Net cash provided by operating activities              $      312             193            1,368               414
Net cash provided by (used in)investing activities          1,920           2,039             (289)            4,050
Net cash used in financing activities                      (2,232)         (2,232)          (1,079)           (4,464)

Three Months Ended June 30, 1999 Compared To Three Months Ended June 30, 1998

     Interest income. Interest income of $0.3 million and $0.2 million for the three months ended June 30, 1998 and 1999, respectively, consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. Interest income has decreased and will continue to decrease each period through November 15, 2000 as restricted cash balances invested in U.S. Treasury securities decrease due to quarterly cash dividend payments on the Redeemable Preferred Securities. On November 15, 2000, the Company's restricted cash balances will be depleted.

     Dividend income. Dividend income of $1.7 million and $1.8 million for the three months ended June 30, 1998 and 1999, respectively, consists of preferred dividends earned on the ICG Preferred Stock, which dividends were paid with additional shares of ICG Preferred Stock. The ICG Preferred Stock was initially purchased by the Company on February 13, 1998. Dividend income has increased and will continue to increase as the Company receives additional shares of ICG Preferred Stock as dividend payments on the ICG Preferred Stock.

     Net income. The Company's net income of $2.0 million for both the three months ended June 30, 1998 and 1999 consists of interest income and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.3 million for both the three months ended June 30, 1998 and 1999 and includes approximately $2.2 million of preferred security dividends paid and accrued during both periods, and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million for both periods.

     Net loss available to common member. Net loss available to common member of $0.3 million for both the three months ended June 30, 1998 and 1999 is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Six  Months Ended June 30, 1999 Compared To Six Months Ended June 30, 1998

     Interest income. Interest income of $1.4 million and $0.4 million for the six months ended June 30, 1998 and 1999, respectively, consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. Interest income has decreased and will continue to decrease each period through November 15, 2000 as restricted cash balances invested in U.S. Treasury securities decrease due to quarterly cash dividend payments on the Redeemable Preferred Securities.

     Dividend income. Dividend income of $2.5 million and $3.6 million for the six months ended June 30, 1998 and 1999, respectively, consists of preferred dividends earned on the ICG Preferred Stock, which dividends were paid with additional shares of ICG Preferred Stock. Dividend income has increased and will continue to increase as the Company receives additional shares of ICG Preferred Stock as dividend payments on the ICG Preferred Stock.

     Net income. The Company's net income of $3.9 million and $4.0 million for the six months ended June 30, 1998 and 1999, respectively, consists of interest income and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $4.7 million for both the six months ended June 30, 1998 and 1999, and includes approximately $4.4 million of preferred security dividends paid and accrued during both periods and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.3 million for both periods.

     Net loss available to common member. Net loss available to common member of $0.8 million and $0.7 million for the six months ended June 30, 1998 and 1999, respectively, is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Liquidity and Capital Resources

     The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of June 30, 1999, the Company has assets of approximately $134.8 million which consist of the Company's investment in ICG Preferred Stock of approximately $121.0 million, restricted cash invested in U.S. Treasury securities of approximately $12.9 million for the payment of cash dividends through November 15, 2000 on the Redeemable Preferred Securities and a receivable for preferred dividends earned on the ICG Preferred Stock of approximately $0.9 million. The Company's liabilities at June 30, 1999 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

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

 Net Cash Provided By Operating Activities

     Net cash provided by operating activities was approximately $1.4 million and $0.4 million for the six months ended June 30, 1998 and 1999, respectively, and consists of interest income earned on restricted cash invested in U.S. Treasury securities.

 Net Cash (Used In) Provided By Investing Activities

     The Company's investing activities used approximately $0.3 million for the six months ended June 30, 1998 and provided approximately $4.1 million for the six months ended June 30, 1999. Net cash used in investing activities for the six months ended June 30, 1998 consists of the purchase of the ICG Preferred

Stock for approximately $112.4 million, offset by the proceeds from the sale of U.S. Treasury securities of approximately $108.3 million and the decrease in restricted cash of approximately $3.8 million. Cash provided by investing activities for the six months ended June 30, 1999 consists of the decrease in restricted cash of approximately $4.1 million.

 Net Cash Used In Financing Activities

     Financing activities used approximately $1.1 million and $4.5 million for the six months ended June 30, 1998 and 1999, respectively. Net cash used in financing activities for the six months ended June 30, 1998 consists of the proceeds from the sale of the contributed ICG Common Stock of $3.4 million, offset by payments of cash dividends on the Redeemable Preferred Securities of approximately $4.5 million. Cash used in financing activities for the six months ended June 30, 1999 consists of payments of cash dividends on the Redeemable Preferred Securities of approximately $4.5 million. The Company expects cash used in financing activities in future periods to include only payments of cash dividends on, and the redemption price of, the Redeemable Preferred Securities.

 Cash Commitments

     The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. At June 30, 1999, the Company has cash dividend obligations on the Redeemable Preferred Securities of approximately $4.5 million remaining in 1999 and approximately $8.9 million in 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements.

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

     At June 30, 1999, the Company had $121.0 million of ICG Preferred Stock, which is exchangeable into shares of ICG Common Stock, at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. There exists no established public trading market for the ICG Preferred Stock. The risk of changes in the fair market value of the underlying ICG Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of ICG Preferred Stock. The ICG Preferred Stock pays dividends in cash or additional shares of ICG Preferred Stock sufficient to meet the dividend requirements on the Redeemable Preferred Securities. Although changes in the fair market value of ICG Common Stock have no effect on the Company's financial condition or results of operations, such changes may influence the Company's decision to redeem the Redeemable Preferred Securities or a Redeemable Preferred Security holder's decision to exchange those securities for ICG Common Stock.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective May 6, 1999, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.47 per Redeemable Preferred Security to holders of record at the close of business on May 6, 1999, which was paid on May 17, 1999.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBIT AND REPORT ON FORM 8-K

         (A)      Exhibit.

                  (27)     Financial Data Schedule.

                           27.1: Financial Data Schedule of ICG Funding, LLC for the Six Months Ended June 30, 1999.

         (B)      Report on Form 8-K.

                  (i) Current Report on Form 8-K dated April 30, 1999, regarding the announcement of earnings information and results of operations for the quarter ended March 31, 1999 of ICG Communications, Inc.

                               INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBIT


27.1: Financial Data Schedule of ICG Funding, LLC for the Six Months Ended June 30, 1999.

                                  EXHIBIT 27.1

 Financial Data Schedule of ICG Funding, LLC for the Six Months Ended June 30,
                                     1999.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 19, 1999.

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