Form 10-K
period 1999-12-31
ICG FUNDING LLC
filed 2000-02-24
CIK 1049902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

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

         Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [|X| ]

         All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS

PART I  .......................................................................3
       ITEM 1.      BUSINESS   ................................................3
       ITEM 2.      PROPERTIES   ..............................................3
       ITEM 3.      LEGAL PROCEEDINGS    ......................................4
       ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ......4

PART II  ......................................................................5
       ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    SECURITYHOLDER MATTERS   ..................................5
       ITEM 6.      SELECTED FINANCIAL DATA   .................................6
       ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS  ............7
       ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK   ............................................13
       ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   ............13
       ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURES   ...................13

PART III .....................................................................14
       ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT   .........14
       ITEM 11.     EXECUTIVE COMPENSATION   .................................14
       ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT   .............................................14
       ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   .........14

PART IV ......................................................................15
       ITEM 14.     EXHIBITS AND REPORT ON FORM 8-K   ........................15
               Financial Statements   ........................................15
               Report on Form 8-K   ..........................................16
               Exhibits   ....................................................16

FINANCIAL STATEMENTS   ......................................................F-1

                                     PART I

ITEM 1. BUSINESS

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

         For discussion of significant transactions affecting the Company's business occurring prior to January 1, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Company Overview and Description of Significant Transactions." For financial information about the Company, see the financial statements included in response to Items 6 and 8 of
Part II of this Annual Report on Form 10-K.

ITEM 2.   PROPERTIES

         At December 31, 1999, the Company's property consisted of: (i) U.S. Treasury securities in the amount of approximately $8.7 million held in escrow to pay quarterly cash dividends on the Redeemable Preferred Securities; and (ii) a receivable for preferred dividends earned on the ICG Preferred Stock of approximately $0.9 million. The Company does not own any real or tangible property.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective November 11, 1999, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.84 per Redeemable Preferred Security to holders of record at the close of business on November 1, 1999, which was paid on November 15, 1999.

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

         The Redeemable Preferred Securities are mandatorily redeemable by the Company on November 15, 2009 at the liquidation preference of $50.00 per security, plus accrued and unpaid dividends. Dividends on the Redeemable Preferred Securities are cumulative at the rate of 6 3/4% per annum and are payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, into ICG Common Stock at an exchange price of $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price by 150%, for at least 20 days of any consecutive 30-day trading period, through November 15, 2000.

         Effective January 10, 1998, all of the shares of the Redeemable Preferred Securities and the ICG Common Stock issuable upon exchange of such securities were registered for resale under the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the period from September 17, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999 has been derived from and should be read in conjunction with the audited financial statements of the Company and the notes thereto included elsewhere in this Annual Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        Period from
                                                    September 17, 1997                        Years Ended
                                                       (inception)                            December 31,
                                                      to December 31,        ------------------------------------------------
                                                          1997                       1998                      1999
                                                  -----------------------    -----------------------    ---------------------
                                                                                (in thousands)
Statement of Operations Data:
Interest income                                     $           1,949                      1,908                        712
Dividend income                                                     -                      5,969                      7,207
                                                  -----------------------    -----------------------    ---------------------
    Net income                                                  1,949                      7,877                      7,919
                                                  -----------------------    -----------------------    ---------------------
Preferred dividends on redeemable preferred
    securities, including accretion of offering
    costs                                                      (2,460)                    (9,314)                    (9,314)
                                                  -----------------------    -----------------------    ---------------------
     Net loss available to common member            $            (511)                    (1,437)                    (1,395)
                                                  =======================    =======================    =====================

Other Data:
Net cash provided by operating activities           $           1,949                      1,908                        712
Net cash (used in) provided by investing
   activities                                                (132,959)                     3,634                      8,215
Net cash provided by (used in) financing
   activities                                                 131,010                     (5,542)                    (8,927)



                                                                               At December 31,
                                                   ---------------------------------------------------------------------------
                                                           1997                       1998                      1999
                                                  -----------------------    -----------------------    ---------------------
                                                                                (in thousands)
Balance Sheet Data:
Short-term investments available for sale              $      108,310                          -                          -
Dividends receivable                                                -                        875                        927
Restricted cash                                                24,649                     16,912                      8,697
Investment in ICG Preferred Stock                                   -                    117,507                    124,661
                                                  -----------------------    -----------------------    ---------------------
   Total assets                                               132,959                    135,294                    134,285

Dividends payable                                               1,116                      1,116                      1,116
Due to ICG                                                      4,699                      4,699                      4,699
Redeemable preferred securities                               127,655                    128,042                    128,428
Member's (deficit) equity                                        (511)                     1,437                         42


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the period from September 17, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999 have been derived from the Company's audited financial statements included elsewhere herein.

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

         On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at December 31, 1999 of $8.7 million consists of the remaining proceeds from the private placement and are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

         The Redeemable Preferred Securities consist of 2,645,000 exchangeable preferred securities of the Company that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of ICG Common Stock, at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price by 150%, for at least 20 days of any consecutive 30-day trading period, through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

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

Results of Operations

         The following table presents the components of the Company's net income and net loss available to common member for the period from September 17, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999.


                                                      Period from
                                                     September 17,
                                                         1997                                 Years Ended
                                                      (inception)                             December 31,
                                                     to December 31,         ------------------------------------------------
                                                          1997                        1998                      1999
                                                  -----------------------    -----------------------    ---------------------
                                                                                (in thousands)
Statement of Operations Data:
Interest income                                     $           1,949                      1,908                        712
Dividend income                                                     -                      5,969                      7,207
                                                  -----------------------    -----------------------    ---------------------
  Net income                                                    1,949                      7,877                      7,919
                                                  -----------------------    -----------------------    ---------------------
Preferred dividends on redeemable preferred
  securities, including accretion of offering
  costs                                                        (2,460)                    (9,314)                    (9,314)
                                                  -----------------------    -----------------------    ---------------------
     Net loss available to common member            $            (511)                    (1,437)                    (1,395)
                                                  =======================    =======================    =====================

Other Data:
Net cash provided by operating activities           $           1,949                      1,908                        712
Net cash (used in) provided by investing
   activities                                                (132,959)                     3,634                      8,215
Net cash provided by (used in) financing
   activities                                                 131,010                     (5,542)                    (8,927)


Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Interest income. Interest income was $0.7 million and $1.9 million for the years ended December 31, 1999 and 1998, respectively, and consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. Interest income has and will continue to decrease each period through November 15, 2000 due to the decrease in average balances held in short-term investments as restricted cash balances are used to pay cash dividends on the Redeemable Preferred Securities. On November, 15, 2000, the Company's restricted cash balances will be depleted.


     Dividend income. Dividend income of $7.2 million and $6.0 million for the years ended December 31, 1999 and 1998, respectively, consists of preferred dividends earned on the ICG Preferred Stock beginning February 13, 1998, which dividends were paid with additional shares of ICG Preferred Stock.


     Net income. The Company's net income was $7.9 million for both the years ended December 31, 1999 and 1998 and consists of interest income and dividend income, as noted above.


     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $9.3 million for both the years ended December 31, 1999 and 1998 and includes $8.9 million of preferred security dividends paid and accrued and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of $0.4 million for both the years ended December 31, 1999 and 1998.

     Net loss available to common member. Net loss available to common member of $1.4 million for both the years ended December 31, 1999 and 1998 is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Year Ended December 31, 1998 Compared to the Period from September 17, 1997 (inception) to December 31, 1997

     Interest income. Interest income was $1.9 million for both the year ended December 31, 1998 and the period from September 17, 1997 (inception) through December 31, 1997 and consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997.

     Dividend income. Dividend income of $6.0 million for the year ended December 31, 1998 consists of preferred dividends earned on the ICG Preferred Stock from February 13, 1998 through December 31, 1998, which dividends were paid with additional shares of ICG Preferred Stock.


     Net income. The Company's net income of $7.9 million and $1.9 million for the year ended December 31, 1998 and the period from September 17, 1997 (inception) through December 31, 1997, respectively, consists of interest income and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $9.3 million for the year ended December 31, 1998 and includes approximately $8.9 million of preferred security dividends paid and accrued during the year ended December 31, 1998 and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.4 million for the year ended December 31, 1998. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.5 million for the period from September 17, 1997 (inception) to December 31, 1997 and includes approximately $1.3 million of preferred security dividends paid on November 15, 1997, the accrual of the preferred security dividends for the period from November 16, 1997 through December 31, 1997 of approximately $1.1 million and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million.

     Net loss available to common member. Net loss available to common member of $1.4 million and $0.5 million for the year ended December 31, 1998 and the period from September 17, 1997 (inception) to December 31, 1997, respectively, is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Quarterly Results


     The following table presents selected unaudited operating results for three-month quarterly periods during the years ended December 31, 1998 and 1999. The Company believes that the amounts stated below present fairly the quarterly results when read in conjunction with the Company's audited financial statements and related notes included elsewhere in this Annual Report. Results of operations are not necessarily indicative of results of operations for a full year or predictive of future periods.



                                             Three Months Ended                              Three Months Ended
                               ----------------------------------------------- -----------------------------------------------
                                Mar. 31,    June 30,    Sept. 30,    Dec. 31,   Mar. 31,    June 30,    Sept. 30,    Dec. 31,
                                  1998        1998        1998         1998       1999         1999        1999        1999
                               ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                                                       (in thousands)
                                                                        (unaudited)

Statement of Operations Data:
Interest income                $   1,056        312         285          255         221         193         164        134
Dividend income                      837      1,685        1,711       1,736       1,762       1,788       1,815      1,842
                               ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
     Net income                    1,893      1,997        1,996       1,991       1,983       1,981       1,979      1,976
                               ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Preferred dividends on
   redeemable preferred
   securities, including
   accretion of offering costs    (2,327)    (2,329)      (2,328)     (2,330)     (2,327)     (2,329)     (2,328)    (2,330)
                               ---------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
      Net loss available
        to common memeber      $    (434)      (332)        (332)       (339)       (344)       (348)       (349)      (354)
                              =========== =========== =========== =========== =========== =========== =========== ===========

Other Data:
Net cash provided by operating
   activities                  $   1,056        312          285         255         221         193         164        134
Net cash (used in) provided
   by investing activities        (2,209)     1,920        1,946       1,977       2,011       2,039       2,067      2,098
Net cash provided by (used in)
   financing activities            1,153     (2,232)      (2,231)     (2,232)     (2,232)     (2,232)     (2,231)    (2,232)

Liquidity and Capital Resources

         The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of December 31, 1999, the Company has assets of approximately $134.3 million which consist of the Company's investment in ICG Preferred Stock of approximately $124.7 million, restricted cash invested in U.S. Treasury securities of approximately $8.7 million for the payment of cash dividends through November 15, 2000 on the Redeemable Preferred Securities and a
receivable for preferred dividends earned on the ICG Preferred Stock of approximately $0.9 million. The Company's liabilities at December 31, 1999 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

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

Net Cash Provided By Operating Activities

        Net  cash  provided  by  operating  activities  was $1.9  million,  $1.9 million and $0.7 million for the period from September 17, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999, respectively, and consists of interest income earned on restricted cash invested in U.S. Treasury securities.

Net Cash (Used In) Provided By Investing Activities

         The Company's investing activities used $133.0 million for the period from September 17, 1997 (inception) to December 31, 1997 and provided approximately $3.6 million and $8.2 million for the years ended December 31, 1998 and 1999, respectively. Net cash used in investing activities for the period from September 17, 1997 (inception) to December 31, 1997 consists of the establishment of restricted cash balances for cash dividends payable through November 15, 2000 on the Redeemable Preferred Securities and also consists of the purchase of short-term investments. Net cash provided by investing activities for the year ended December 31, 1998 consists of the purchase of the ICG Preferred Stock for $112.4 million, offset by the proceeds from the sale of U.S. Treasury securities of $108.3 million and the decrease in restricted cash of $7.7 million. Net cash provided by investing activities for the year ended December 31, 1999 consists solely of the decrease in restricted cash.

Net Cash Provided By (Used In) Financing Activities

         Financing activities provided $131.0 million for the period from September 17, 1997 (inception) to December 31, 1997 and used approximately $5.5 million and $8.9 million for the years ended December 31, 1998 and 1999, respectively. Net cash provided by financing activities for the period from September 17, 1997 (inception) to December 31, 1997 includes the net proceeds from the issuance of the Redeemable Preferred Securities of $127.6 million and

$4.7 million advanced from ICG for the offering costs associated with the issuance of the Redeemable Preferred Securities, offset by payments of cash dividends on the Redeemable Preferred Securities of $1.3 million. Net cash used in financing activities for the year ended December 31, 1998 includes the payments of cash dividends on the Redeemable Preferred Securities of $8.9 million, offset by the proceeds from the sale of the contributed ICG Common Stock of $3.4 million. Net cash used in financing activities for the year ended December 31, 1999 consists solely of payments of cash dividends on the Redeemable Preferred Securities. The Company expects cash used by financing activities in future periods to include only payments of cash dividends on, and the redemption price of, the Redeemable Preferred Securities.

Cash Commitments

         The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. At December 31, 1999, the Company has remaining cash dividend obligations on the Redeemable Preferred Securities of $8.9 million to be paid in 2000. The
Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements provided that ICG's board of directors continues to declare and pay dividends on the ICG Preferred Stock.

Year 2000 Compliance

         As a wholly owned subsidiary of ICG, the Company's Year 2000 compliance plan has been embedded within ICG's plan for its consolidated operations. Accordingly, it is not practicable to address the compliance costs or ongoing risks for any legal entity of ICG on a stand-alone basis, as ICG's plan was designed to resolve Year 2000 compliance issues for all entities combined, which is deemed to be the most cost-effective manner. Moreover, as a result of the Company's and ICG's shared management and administrative personnel and the Company's dependence upon the successful operations of ICG in order that ICG's board of directors will continue to declare and pay dividends on the ICG Preferred Stock, evaluating the Company's performance with regard to Year 2000 compliance is not meaningful.

         ICG has experienced no significant reported failures in any of its computer systems, software applications or other electronics which may have resulted from a failure of date-sensitive embedded technology. ICG will continue with its Year 2000 compliance plan to address any issues that subsequently arise. ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

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

         At December 31, 1999, the Company had $124.7 million of ICG Preferred Stock, which is exchangeable into shares of ICG Common Stock, at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. There exists no established public trading market for the ICG Preferred Stock. The risk of changes in the fair market value of the underlying ICG Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of ICG Preferred Stock. The ICG Preferred Stock pays dividends in cash or additional shares of ICG Preferred Stock sufficient to meet the dividend requirements on the Redeemable Preferred Securities. Although changes in the fair market value of ICG Common Stock have no effect on the Company's financial condition or results of operations, such changes may influence the Company's decision to redeem the Redeemable Preferred Securities or a Redeemable Preferred Securityholder's decision to exchange those securities for ICG Common Stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Name and Address             Amount and Nature        Percent
Title of Class    of Beneficial Owner          of Beneficial Ownership  of Class
--------------    -------------------          -----------------------  --------

Common            ICG Communications, Inc.     1 Common Security        100%
Securities        161 Inverness Drive West     owned beneficially
                  Englewood, Colorado 80112    with sole voting power

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

                                     PART IV

ITEM 14.  EXHIBITS AND REPORT ON FORM 8-K

(A)      (1)      Financial Statements. The  following  financial statements are included in Item 8 of Part II:
                                                                            Page
                  Independent Auditors' Report ..............................F-2
                  Balance Sheets, December 31, 1998 and 1999 ................F-3
                  Statements  of  Operations, Period  from  September  17,
                       1997 (inception) to December 31, 1997 and Years
                       Ended December 31, 1998 and 1999  ....................F-4
                  Statements of Member's (Deficit) Equity, Period from
                       September 17, 1997 (inception) to December 31, 1997
                       and Years Ended December 31, 1998 and 1999 ...........F-5
                  Statements of Cash Flows, Period from September 17, 1997
                       (inception) to December 31, 1997 and Years Ended
                       December 31, 1998 and 1999  ..........................F-6
                  Notes to Financial Statements  ............................F-7

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

                  (4) Instruments Defining the Rights of Security Holders, Including Indentures.

                           4.1: Registration Rights Agreement, dated September 24, 1997, among ICG Communications Inc., ICG Funding, LLC, Morgan Stanley & Co. Incorporated and Deutsche Morgan Grenfell, Inc. with respect to the 6 3/4% Exchangeable Limited Liability Company Preferred Securities [Incorporated by reference to
                                    Exhibit 4.5  to  Registration  Statement  on
                                    Form S-3, File Number 333-40495].

                           4.2: Guarantee Agreement, dated September 24, 1997, between ICG Communications, Inc. and ICG Funding, LLC [Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3, File Number 333-40495].
                           4.3:     Written   Action  of  the   Manager  of  ICG
                                    Funding,  LLC,  dated  as of  September  24,
                                    1997,  with  respect  to the  terms of the 6
                                    3/4% Exchangeable  Limited Liability Company
                                    Preferred   Securities    [Incorporated   by
                                    reference  to  Exhibit  4.8 to  Registration
                                    Statement   on   Form   S-3,   File   Number
                                    333-40495].
                           4.4: Escrow and Security Agreement, dated September 24, 1997, among ICG Communications, Inc., ICG Funding, LLC and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-3, File Number 333-40495].

                  (10)     Material Contracts.

                           10.1: Certificate of Designation, Rights and Preferences of the Preferred Stock Mandatorily Redeemable 2009 of ICG Communications, Inc., filed with the Secretary of State of the State of Delaware on September 25, 1997 [Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-3, File Number 333-40495].

                  (23)     Consent.

                           23.1:    Consent of Independent Auditors.

                  (27)     Financial Data Schedule.

                           27.1: Financial Data Schedule of ICG Funding, LLC for the Year Ended December 31, 1999.

(B)      Report on Form 8-K.

         (i) Current Report on Form 8-K dated November 1, 1999, regarding the announcement of earnings information and results of operations for the quarter ended September 30, 1999 of ICG Communications, Inc.

(C)      Exhibits.   The  exhibits  required  by  this  Item  are  listed  under
                     Item 14(A)(3).

                            FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report  ...............................................F-2

Balance Sheets, December 31, 1998 and 1999  .................................F-3

Statements of Operations, Period from September 17, 1997 (inception) to
    December 31, 1997 and Years Ended December 31, 1998 and 1999 ............F-4

Statements of Member's (Deficit) Equity, Period from September 17, 1997
    (inception) to December 31, 1997 and Years Ended December 31, 1998
    and 1999 ................................................................F-5

Statements of Cash Flows, Period from September 17, 1997 (inception) to
    December 31, 1997 and Years Ended December 31, 1998 and 1999 ............F-6

Notes to Financial Statements  ..............................................F-7

                          Independent Auditors' Report

The Common Member and Manager
ICG Funding, LLC:

We have audited the accompanying balance sheets of ICG Funding, LLC as of December 31, 1998 and 1999 and the related statements of operations, member's (deficit) equity, and cash flows for the period from September 17, 1997 (inception) to December 31, 1997 and for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICG Funding, LLC as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the period from September 17, 1997 (inception) to December 31, 1997 and for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                 KPMG LLP

Denver, Colorado
February 2, 2000

ICG FUNDING, LLC

Balance Sheets
December 31, 1998 and 1999


                                                                              December 31,
                                                        ---------------------------------------------------------
                                                                   1998                            1999
                                                        ------------------------        -------------------------
                                                                             (in thousands)
Assets

Current assets:
  Dividends receivable from ICG                          $             875                             927
  Restricted cash (note 3)                                           8,693                           8,697
                                                        ------------------------        -------------------------
     Total current assets                                            9,568                           9,624
                                                        ------------------------        -------------------------
Investment in ICG Preferred Stock (notes 4
     and 5)                                                        117,507                         124,661
Restricted cash (note 3)                                             8,219                               -
                                                        ------------------------        -------------------------
      Total assets                                        $         135,294                         134,285
                                                        ========================        =========================

Liabilities and Member's  Equity

Current liability - dividends payable                    $           1,116                           1,116

Due to ICG (note 3)                                                  4,699                           4,699
                                                        ------------------------        -------------------------
    Total liabilities                                                5,815                           5,815
                                                        ------------------------        -------------------------

Redeemable preferred securities ($133.4 million
    liquidation value at December 31, 1998 and
    1999)(note 3)                                                  128,042                         128,428

Member's equity:
    Additional paid-in capital (note 4)                              3,385                           3,385
    Accumulated deficit                                             (1,948)                         (3,343)
                                                        ------------------------        -------------------------
       Total member's equity                                         1,437                              42
                                                        ------------------------        -------------------------

Commitments and contingencies (notes 3
     and 4)

       Total liabilities and member's equity             $         135,294                         134,285
                                                        ========================        =========================

                                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Statements of Operations
Period from September 17, 1997 (inception) to December 31, 1997 and Years Ended December 31, 1998 and 1999



                                                        Period from                            Years ended
                                                       September 17,                           December 31,
                                                    1997 (inception) to    -----------------------------------------------
                                                     December 31, 1997              1998                    1999
                                                  ------------------------ ----------------------- -----------------------
                                                                              (in thousands)

Interest income                                     $           1,949                  1,908                     712
Dividend income from ICG                                            -                  5,969                   7,207
                                                  ------------------------ ----------------------- -----------------------

     Net income                                     $           1,949                  7,877                   7,919
                                                  ------------------------ ----------------------- -----------------------
Preferred dividends on redeemable preferred
    securities, including accretion of offering
    costs (note 3)                                             (2,460)                (9,314)                 (9,314)
                                                  ------------------------ ----------------------- -----------------------
          Net loss available to common
               member                               $            (511)                (1,437)                 (1,395)
                                                  ======================== ======================= =======================

                                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Statements of Member's (Deficit) Equity
Period from September 17, 1997 (inception) to December 31, 1997 and Years Ended December 31, 1998 and 1999


                                                              Additional                Accumulated            Total member's
                                                            paid-in capital               deficit             (deficit) equity
                                                         ----------------------    ----------------------   ----------------------
                                                                                      (in thousands)

Balances at September 17, 1997 (inception)               $            -                         -                         -
  Net income                                                          -                     1,949                     1,949
  Preferred dividends on redeemable preferred
     securities, including accretion of offering costs
                                                                      -                    (2,460)                   (2,460)
                                                         ----------------------    ----------------------   ----------------------
Balances at December 31, 1997                                         -                      (511)                     (511)
  Contribution of ICG Common Stock (note 4)                       3,385                         -                     3,385
  Net income                                                          -                     7,877                     7,877
  Preferred dividends on redeemable preferred
     securities, including accretion of offering
     costs                                                            -                    (9,314)                   (9,314)
                                                         ----------------------    ----------------------   ----------------------
Balances at December 31, 1998                                     3,385                    (1,948)                    1,437
   Net income                                                         -                     7,919                     7,919
   Preferred dividends on redeemable preferred
     securities, including accretion of offering
     costs                                                            -                    (9,314)                   (9,314)
                                                         ----------------------    ----------------------   ----------------------
Balances at December 31, 1999                            $        3,385                    (3,343)                       42
                                                         ======================    ======================   ======================


                                 See accompanying notes to financial statements.

ICG FUNDING, LLC

Statements of Cash Flows
Period from September 17, 1997 (inception) to December 31, 1997 and Years Ended December 31, 1998 and 1999




                                                              Period from                          Years ended
                                                           September 17, 1997                      December 31,
                                                             (inception) to         -------------------------------------------
                                                           December 31, 1997               1998                   1999
                                                          ---------------------     --------------------   --------------------
                                                                                     (in thousands)

Cash flows from operating activities:
    Net income                                              $       1,949                     7,877                  7,919
    Adjustment to reconcile net income to net
      cash provided by operating activities:
        Non-cash preferred dividends earned
          on ICG Preferred Stock                                        -                    (5,969)                (7,207)
                                                          ---------------------     --------------------   --------------------
            Net cash provided by operating activities               1,949                     1,908                    712
                                                          ---------------------     --------------------   --------------------

Cash flows from investing activities:
  (Purchase) sale of short-term investments
     available for sale                                          (108,310)                  108,310                      -
   Purchase of ICG Preferred Stock                                      -                  (112,413)                     -
  (Increase) decrease in restricted cash                          (24,649)                    7,737                  8,215
                                                          ---------------------     --------------------   --------------------
     Net cash (used in) provided by investing
       activities                                                (132,959)                    3,634                  8,215
                                                          ---------------------     --------------------   --------------------
Cash flows from financing activities:
    Net proceeds from issuance of redeemable
       preferred securities                                       127,551                         -                      -
    Advances from ICG                                               4,699                         -                      -
    Proceeds from sale of ICG Common Stock                              -                     3,385                      -
    Payment of preferred dividends
      on redeemable preferred securities                           (1,240)                   (8,927)                (8,927)

                                                          ---------------------     --------------------   --------------------
           Net cash provided by (used in)
                  financing activities                            131,010                    (5,542)                (8,927)
                                                          ---------------------     --------------------   --------------------

Cash and cash equivalents at December 31,
   1997, 1998 and 1999                                      $           -                         -                      -
                                                          =====================     ====================   ====================


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

         ICG has guaranteed full payment to the Redeemable Preferred Securityholders to the extent that such payment is limited to the amount of funds held by the Company and that such payment does not violate the contractual restrictions contained in the indentures of ICG's high yield senior notes. These restrictions currently effectively prohibit any cash payment on ICG's guarantee to the Redeemable Preferred Securityholders.

 (2)     Summary of Significant Accounting Policies

         (a)   Basis of Presentation

               The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

         (b)   Investment in ICG Preferred Stock

               The Company carries its investment in ICG Preferred Stock at cost plus dividends received. Income from dividends on the ICG Preferred Stock is recorded in the Company's statement of operations when earned.

ICG FUNDING, LLC

(2)      Summary of Significant Accounting Policies (continued)

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

(3)      Redeemable Preferred Securities

         On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at December 31, 1998 and 1999 of $16.9 million and $8.7 million, respectively, consists of the proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

         The Redeemable Preferred Securities consist of 2,645,000 exchangeable preferred securities of the Company that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is
         paid quarterly  in   arrears  each  February  15,   May 15,   August 15

ICG FUNDING, LLC

(3)      Redeemable Preferred Securities (continued)

         and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of common stock of ICG ("ICG Common Stock"), at the option of the Company. The Redeemable Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price by 150%, for at least 20 days of any consecutive 30-day trading period, through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

         Included in preferred dividends on redeemable preferred securities is approximately $0.1 million, $0.4 million and $0.4 million for the period from September 17, 1997 (inception) to December 31, 1997 and the years ended December 31, 1998 and 1999, respectively, associated with the accretion of offering costs from the private placement of the Redeemable Preferred Securities.

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

ICG FUNDING, LLC

(4) Contribution and Sale of ICG Common Stock and Purchase of ICG Preferred Stock (continued)

         November 15, 2009 into shares of ICG Common Stock at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. The ICG Preferred Stock is subject to mandatory redemption on November 15, 2009.

(5)      Income Taxes

         At December 31, 1998 and 1999, the book value of the Company's investment in ICG Preferred Stock of $117.5 million and $124.7 million, respectively, exceeds the Company's tax basis of $112.4 million. This difference results from payment-in-kind preferred dividends which are included in the book value of the investment in ICG Preferred Stock, but not included in the tax basis.

                                INDEX TO EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

23.1:         Consent of Independent Auditors.

27.1: Financial Data Schedule of ICG Funding, LLC for the Year Ended December 31, 1999.

                                  EXHIBIT 23.1

                        Consent of Independent Auditors.

                         Consent of Independent Auditors

The Common Member and Manager
ICG Funding, LLC:

We consent to incorporation by reference in the registration statements Nos. 333-40495 and 333-40495-01 on Form S-3 of ICG Funding, LLC of our report dated February 2, 2000, relating to the balance sheets of ICG Funding, LLC as of December 31, 1998 and 1999, and the related statements of operations, member's (deficit) equity, and cash flows for the period from September 17, 1997 (inception) to December 31, 1997 and for each of the years in the two-year period ended December 31, 1999, which report appears in the December 31, 1999 Annual Report on Form 10-K of ICG Funding, LLC.



                                                KPMG LLP

Denver, Colorado
February 24, 2000

                                  EXHIBIT 27.1

         Financial Data Schedule of ICG Funding, LLC for the Year Ended
                               December 31, 1999.

                                  EXHIBIT-27.1

                          Summary Financial Information

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

                                             ICG Funding, LLC

                                             By:   ICG  Communications, Inc.
                                                   Common Member and Manager

                                             By:   /s/ Harry R. Herbst
                                                   ----------------------------
                                                   Harry R. Herbst
                                                   Executive    Vice   President
                                                   and  Chief  Financial Officer
                                                   (Principal Financial Officer)

                                             Date: February 24, 2000