Form 10-Q
period 2000-03-31
ICG FUNDING LLC
filed 2000-05-04
CIK 1049902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

        All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS

PART I  .......................................................................3
        ITEM 1. FINANCIAL STATEMENTS  .........................................3
                Balance Sheets as of December 31, 1999 and March 31, 2000
                  (unaudited) .................................................3
                Statements of Operations  for the Three Months Ended March
                  31, 1999 and 2000 (unaudited) ...............................4
                Statement of Member's Equity for the Three Months Ended
                  March 31, 2000 (unaudited) ..................................5
                Statements of Cash Flows for the Three Months Ended March
                  31, 1999 and 2000 (unaudited) ...............................6
                Notes to Financial Statements (unaudited) .....................7
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS .....................................8
        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  ..12

PART II  .....................................................................13
        ITEM 1. LEGAL PROCEEDINGS  ...........................................13
        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS  ...................13
        ITEM 3. DEFAULTS UPON SENIOR SECURITIES  .............................13
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  .........13
        ITEM 5. OTHER INFORMATION  ...........................................13
        ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K  .............................13
                Exhibit  .....................................................13
                Reports on Form 8-K ..........................................13

                                ICG FUNDING, LLC

                                 Balance Sheets
                December 31, 1999 and March 31, 2000 (unaudited)


                                                   December 31,       March 31,
                                                       1999             2000
                                                  -------------     ------------
                                                           (in thousands)
Assets

Current assets:
  Dividends receivable from ICG                   $       927             942
  Restricted cash                                       8,697           6,568
                                                  -------------     ------------

      Total current assets                              9,624           7,510
                                                  -------------     ------------

Investment in ICG Preferred Stock                     124,661         126,516
                                                  -------------     ------------

      Total assets                                $   134,285         134,026
                                                  =============     ============

Liabilities and Member's Equity (Deficit)

Current liability - dividends payable             $     1,116           1,116

Due to ICG                                              4,699           4,699
                                                  -------------     ------------

      Total liabilities                                 5,815           5,815
                                                  -------------     ------------

Redeemable preferred securities ($133.4
  million liquidation value at December
  31, 1999 and March 31, 2000)                        128,428         128,524

Member's equity (deficit):
  Additional paid-in capital                            3,385           3,385
  Accumulated deficit                                  (3,343)         (3,698)
                                                  -------------     ------------
      Total member's equity (deficit)                      42            (313)
                                                  -------------     ------------

Commitments and contingencies

      Total liabilities and member's
         equity (deficit)                         $   134,285         134,026
                                                  =============     ============

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                            Statements of Operations
             Three Months Ended March 31, 1999 and 2000 (unaudited)


                                                       Three months ended
                                                              March 31,
                                                    ----------------------------
                                                        1999           2000
                                                    -------------  -------------
                                                          (in thousands)

Interest income                                     $     221            103
Dividend income                                         1,762          1,869
                                                    -------------  -------------

     Net income                                         1,983          1,972
                                                    -------------  -------------
Preferred dividends on redeemable
   preferred securities, including
   accretion of offering costs                         (2,327)        (2,327)
                                                    -------------  -------------

      Net loss available to common member           $    (344)          (355)
                                                    =============  =============

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                     Statement of Member's Equity (Deficit)
                  Three Months Ended March 31, 2000 (unaudited)

                                                                       Total
                                      Additional                      member's
                                       paid-in       Accumulated       equity
                                       capital         deficit       (deficit)
                                     ------------  --------------   ------------
                                                   (in thousands)

Balances at January 1, 2000          $    3,385        (3,343)            42
  Net income                                  -         1,972          1,972
  Preferred dividends on
    redeemable preferred
    securities, including
    accretion of offering costs               -        (2,327)        (2,327)
                                     ------------  --------------   ------------

Balances at March 31, 2000           $    3,385        (3,698)          (313)
                                     ============  ==============   ============

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                            Statements of Cash Flows
             Three Months Ended March 31, 1999 and 2000 (unaudited)


                                                         Three months ended
                                                             March 31,
                                                    ----------------------------
                                                         1999           2000
                                                    -------------  -------------
                                                           (in thousands)

Cash flows from operating activities:
  Net income                                        $   1,983          1,972
  Adjustment to reconcile net income to
     net cash provided by operating activities:
        Non-cash preferred dividends earned on
           ICG Preferred Stock                         (1,762)        (1,869)
                                                    -------------  -------------

              Net cash provided by operating
                activities                                221            103
                                                    -------------  -------------

Cash flows from investing activities:
  Decrease in restricted cash                           2,011          2,129
                                                    -------------  -------------

    Net cash provided by investing activities           2,011          2,129
                                                    -------------  -------------

Cash flows from financing activities:
  Payment of preferred dividends on redeemable
     preferred securities                              (2,232)        (2,232)
                                                    -------------  -------------

        Net cash used in financing activities          (2,232)        (2,232)
                                                    -------------  -------------

Cash and cash equivalents at end of period          $       -              -
                                                    =============  =============

                 See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                          Notes to Financial Statements
                December 31, 1999 and March 31, 2000 (unaudited)


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

(2)     Significant Accounting Policies

        (a) Basis of Presentation

            These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

        (b) Net Loss Per Share

            The Company's one issued and outstanding common limited liability company security is owned directly by ICG. Accordingly, the Company does not present net loss per share in its financial statements as such disclosure is not considered to be meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion includes certain forward-looking statements and information that is based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the three months ended March 31, 1999 and 2000 have been derived from the Company's unaudited financial statements included elsewhere herein.

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

        On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at March 31, 2000 of $6.6 million consists of the remaining proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

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

                                                       Three months ended
                                                              March 31,
                                                    ----------------------------
                                                        1999           2000
                                                    -------------  -------------
                                                          (in thousands)

Statement of Operations Data:
Interest income                                     $     221            103
Dividend income                                         1,762          1,869
                                                    -------------  -------------
  Net income                                            1,983          1,972
                                                    -------------  -------------
Preferred dividends on redeemable
   preferred securities, including
   accretion of offering costs                         (2,327)        (2,327)
                                                    -------------  -------------

      Net loss available to common member           $    (344)          (355)
                                                    =============  =============

Other Data:
Net cash provided by operating activities           $     221            103
Net cash (used in) provided by ivesting
   activities                                           2,011          2,129
Net cash provided by (used in) financing
   activities                                          (2,232)        (2,232)

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999

     Interest income. Interest income of $0.2 million and $0.1 million for the three months ended March 31, 1999 and 2000, respectively, consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. Interest income has decreased and will continue to decrease each period through November 15, 2000 due to the decrease in average balances held in short-term investments as restricted cash balances are used to pay cash dividends on the Redeemable Preferred Securities. On November 15, 2000, the Company's restricted cash balances will be depleted.

     Dividend income. Dividend income of $1.8 million and $1.9 million for the three months ended March 31, 1999 and 2000, respectively, consists of preferred dividends earned on the ICG Preferred Stock, which dividends were paid with additional shares of ICG Preferred Stock.

     Net income. The Company's net income was $2.0 million for both the three months ended March 31, 1999 and 2000 and consists of interest income and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.3 million for both the three months ended March 31, 1999 and 2000, and includes approximately $2.2 million of preferred security dividends paid and accrued during both periods, and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million for both periods.

     Net loss available to common member. Net loss available to common member of $0.3 million and $0.4 million for the three months ended March 31, 1999 and 2000, respectively, is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Liquidity and Capital Resources

     The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of March 31, 2000, the Company has assets of approximately $134.0 million which consist of the Company's investment in ICG Preferred Stock of approximately $126.5 million, restricted cash invested in U.S. Treasury securities of approximately $6.6 million for the payment of cash dividends through November 15, 2000 on the Redeemable Preferred Securities and a receivable for preferred dividends earned on the ICG Preferred Stock of approximately $0.9 million. The Company's liabilities at March 31, 2000 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

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

Net Cash Provided By Operating Activities

     Net cash provided by operating activities was approximately $0.2 million and $0.1 million for the three months ended March 31, 1999 and 2000, respectively, and consists of interest income earned on restricted cash invested in U.S. Treasury securities.

Net Cash Provided By Investing Activities

     The Company's investing activities provided approximately $2.0 million and $2.1 million for the three months ended March 31, 1999 and 2000, respectively. Cash provided by investing activities for the three months ended March 31, 1999 and 2000 consists of the decrease in restricted cash.

Net Cash Used In Financing Activities

     Financing activities used approximately $2.2 million for both the three months ended March 31, 1999 and 2000. Cash used in financing activities for both periods consists of payments of cash dividends on the Redeemable Preferred Securities of approximately $2.2 million. The Company expects cash used by financing activities in future years to include only payments of cash dividends on, and the redemption price of, the Redeemable Preferred Securities.

Cash Commitments

     The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. At March 31, 2000, the Company has cash dividend obligations on the Redeemable Preferred Securities of approximately $6.7 million remaining in 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements provided that ICG's board of directors continues to declare and pay dividends on the ICG Preferred Stock.

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

     At March 31, 2000, the Company had $126.5 million of ICG Preferred Stock, which is exchangeable into shares of ICG Common Stock, at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. There exists no established public trading market for the ICG Preferred Stock. The risk of changes in the fair market value of the underlying ICG Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of ICG Preferred Stock. The ICG Preferred Stock pays dividends in cash or additional shares of ICG Preferred Stock sufficient to meet the dividend requirements on the Redeemable Preferred Securities. Although changes in the fair market value of ICG Common Stock have no effect on the Company's financial condition or results of operations, such changes may influence the Company's decision to redeem the Redeemable Preferred Securities or a Redeemable Preferred Securityholder's decision to exchange those securities for ICG Common Stock.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective February 1, 2000, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.84 per Redeemable Preferred Security to holders of record at the close of business on February 1, 2000, which was paid on February 15, 2000.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

      (A)  Exhibit.

           (27)    Financial Data Schedule.

                   27.1: Financial Data Schedule of ICG Funding, LLC for the Three Months Ended March 31, 2000.

      (B)  Reports on Form 8-K.

           (i) Current Report on Form 8-K dated March 7, 2000, regarding the announcement of earnings information and results of operations for the quarter and year ended December 31, 1999 of ICG Communications, Inc.

           (ii) Current Report on Form 8-K dated March 8, 2000, regarding the announcement of ICG's definitive preferred stock and warrant purchase agreement with HMTF Bridge ICG, LLC, Liberty Media Corporation, and Gleacher/ICG Investors LLC.

                               INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBIT

27.1: Financial Data Schedule of ICG Funding, LLC for the Three Months Ended March 31, 2000.

                                  EXHIBIT 27.1

     Financial Data Schedule of ICG Funding, LLC for the Three Months Ended
                              March 31, 2000.

                                  EXHIBIT-27.1
                         Summary Financial Information

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2000.


                                               ICG Funding, LLC

                                               By: ICG Communications, Inc.
                                                   Common Member and Manager


                                               By: /s/ Harry R. Herbst
                                                  ------------------------------
                                                  Harry R. Herbst
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                               Date:  May 3, 2000