Form 10-Q
period 2000-06-30
ICG FUNDING LLC
filed 2000-07-24
CIK 1049902

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission File Number 333-40495)

                               ICG FUNDING, LLC
            (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction     84-1434980 (I.R.S. Employer
of organization)                          Identification No.)


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

      All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS

PART I ..................................................................     3
      ITEM 1.  FINANCIAL STATEMENTS .....................................     3
               Balance Sheets as of December 31, 1999 and June 30, 2000
                (unaudited)..............................................     3
               Statements of Operations for the Three Months and Six Months
                Ended June 30, 1999 and 2000 (unaudited).................     4
               Statement of Member's Equity  (Deficit) for the Six Months
                Ended June 30, 2000 (unaudited)..........................     5
               Statements of Cash Flows  for the Six Months Ended June 30,
                1999 and 2000 (unaudited)................................     6
               Notes to Financial Statements (unaudited).................     7

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS .....................     8
      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK..............................................    12
PART II .................................................................    13
      ITEM 1.   LEGAL PROCEEDINGS .......................................    13
      ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ...............    13
      ITEM 3.   DEFAULTS UPON SENIOR SECURITIES .........................    13
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....    13
      ITEM 5.   OTHER INFORMATION .......................................    13
      ITEM 6.   EXHIBIT AND REPORT ON FORM 8-K ..........................    13
                Exhibit  ................................................    13
                Report on Form 8-K ......................................    13

                                ICG FUNDING, LLC

                                 Balance Sheets

               December 31, 1999 and June 30, 2000 (unaudited)


                                                        December 31,   June 30,
                                                           1999           2000
                                                      -------------  -----------
                                                            (in thousands)

Assets

Current assets:

  Dividends receivable                                $       927           956
  Restricted cash                                           8,697         4,410
                                                      -------------  -----------

     Total current assets                                   9,624         5,366
                                                      -------------  -----------

Investment in ICG Communications Preferred Stock          124,661       128,399
                                                      -------------  -----------

     Total assets                                      $  134,285       133,765
                                                      =============  ===========

Liabilities and Member's Equity (Deficit)

Current liability - dividends payable                  $    1,116         1,116

Due to ICG Communications                                   4,699         4,699
                                                      -------------  -----------

     Total liabilities                                      5,815         5,815
                                                      -------------  -----------

Redeemable preferred securities ($133.4 million
   liquidation value at December 31, 1999 and  June
   30, 2000)                                              128,428       128,621

Member's equity (deficit):
   Additional paid-in capital                               3,385         3,385
   Accumulated deficit                                     (3,343)       (4,056)
                                                      -------------  -----------
     Total member's equity (deficit)                           42          (671)
                                                      -------------  -----------

Commitments and contingencies

     Total liabilities and member's equity (deficit)   $  134,285       133,765
                                                      =============  ===========

               See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                            Statements of Operations

     Three Months and Six Months Ended June 30, 1999 and 2000 (unaudited)


                                       Three months ended         Six months ended
                                            June 30,                  June 30,
                                    ------------------------    -------------------------
                                       1999          2000           1999         2000
                                    ------------  ------------ ------------   ------------
                                                      (in thousands)
Interest income                     $      193          74           414          177
Dividend income                          1,788       1,897         3,550        3,766
                                    -------------- ------------- ------------ ------------
     Net income                          1,981       1,971         3,964        3,943
                                    -------------- ------------- ------------ ------------

Preferred dividends on redeemable
   preferred securities, including
   accretion of offering costs          (2,329)     (2,329)       (4,656)      (4,656)
                                    -------------- ------------- ------------ ------------

        Net loss available to
           common member            $     (348)       (358)         (692)        (713)
                                    ============== ============= ============ ============

               See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                     Statement of Member's Equity (Deficit)

                  Six Months Ended June 30, 2000 (unaudited)

                                                                                  Total
                                                Additional                       member's
                                                  paid-in       Accumulated      equity
                                                  capital        deficit        (deficit)
                                                -----------  ------------       -------------
                                                            (in thousands)

Balances at January 1, 2000                     $    3,385       (3,343)             42
  Net income                                             -        3,943           3,943
  Preferred dividends on redeemable preferred
   securities, including accretion of offering
   costs                                                 -       (4,656)         (4,656)
                                                 -----------  ------------    -------------
Balances at June 30, 2000                       $    3,385       (4,056)           (671)
                                                ===========  ============     =============

                  See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                            Statements of Cash Flows

             Six Months Ended June 30, 1999 and 2000 (unaudited)

                                                          Six months ended
                                                              June 30,
                                                   -----------------------------
                                                        1999            2000
                                                   --------------- -------------
                                                            (in thousands)
Cash flows from operating activities:                $   3,964           3,943
   Net income
   Adjustment to reconcile net income
     to net cash provided by operating
     activities:
       Noncash preferred dividends earned on ICG
         Preferred Stock                                (3,550)         (3,766)
                                                     -------------  ------------
            Net cash provided by operating
              activities                                   414             177
                                                     -------------  ------------

Cash flows from investing activities:
   Decrease in restricted cash                           4,050           4,287
                                                     -------------  ------------
     Net cash provided by investing activities           4,050           4,287
                                                     -------------  ------------

Cash flows from financing activities:
   Payment of preferred dividends on redeemable
     preferred securities                               (4,464)         (4,464)
                                                     -------------  ------------
       Net cash used in financing activities            (4,464)         (4,464)
                                                     -------------  ------------
Cash and cash equivalents at December 31, 1999 and
   June 30, 2000                                     $      -             -
                                                     =============  ============

               See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                          Notes to Financial Statements

               December 31, 1999 and June 30, 2000 (unaudited)

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

 (2)  Significant Accounting Policies

      (a) Basis of Presentation

          These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion includes certain forward-looking statements and information that is based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to, market conditions affecting the price of ICG Common Stock, redemption of the Redeemable Preferred Securities by ICG, exchange into ICG Common Stock by the Redeemable Preferred Securityholders, the declaration and payment of preferred stock dividends to the Company by ICG and the ability of ICG to pay the administrative expenses of the Company, that could cause actual results to differ materially from the forward-looking statements. The results for the three and six months ended June 30, 1999 and 2000 have been derived from the Company's unaudited financial statements included elsewhere herein.

Company Overview and Description of Significant Transactions

      The Company was formed on September 17, 1997 as a special purpose limited liability company existing for the exclusive purposes of: (i) issuing common and preferred interests in the Company; (ii) using at least 85% of the Net Proceeds of such issuances and related capital contributions to purchase shares of preferred stock of ICG ("ICG Preferred Stock") in a private placement; (iii) investing a portion of the remaining net proceeds in U.S. Treasury securities, to be held in escrow in an amount sufficient to fund the cash payments of the first thirteen quarterly dividends on the Company's Redeemable Preferred Securities and (iv) purchasing U.S. Treasury Securities pending the purchase of shares of ICG Preferred Stock.

      On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at June 30, 2000 of $4.4 million consists of the remaining proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000.

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

Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price by 150% for at least 20 days of any consecutive 30-day trading period through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

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

Results of Operations

      The following table provides the components of the Company's net income and net loss available to common member for each of the periods presented.

                                                Three months ended      Six months ended
                                                    June 30,                June 30,
                                               ---------------------  ---------------------
                                                 1999      2000           1999     2000
                                               --------  ---------    ---------  ----------
                                                              (in thousands)

Statement of Operations Data:
Interest income                                  $  193       74            414      177
Dividend income                                   1,788    1,897          3,550    3,766
                                                  ------  -------        ------- ---------
  Net income                                      1,981    1,971          3,964    3,943
Preferred dividends on redeemable                 ------  -------        ------- ---------
  preferred securities, including
  accretion of offering costs                    (2,329)  (2,329)        (4,656)  (4,656)
                                                 -------  -------        ------- ---------
        Net loss available to common member      $ (348)    (358)          (692)    (713)
                                                 ========  =======       ========  =======
Other Data:
Net cash provided by operating activities        $  193        74           414      177
Net cash provided by investing activities         2,039     2,158         4,050    4,287
Net cash used in financing activities            (2,232)   (2,232)       (4,464)  (4,464)

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Interest income. Interest income of $0.2 million and $0.1 million for the three months ended June 30, 1999 and 2000, respectively, consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. Interest income has decreased and will continue to decrease each period through November 15, 2000 due to the decrease in average balances held in short-term investments as restricted cash balances are used to pay cash dividend payments on the Redeemable Preferred Securities. On November 15, 2000, the Company's restricted cash balances will be depleted.

     Dividend income. Dividend income of $1.8 million and $1.9 million for the three months ended June 30, 1999 and 2000, respectively, consists of preferred dividends earned on the ICG Preferred Stock, which dividends were paid with additional shares of ICG Preferred Stock.

     Net income. The Company's net income of $2.0 million for both the three months ended June 30, 1999 and 2000 consists of interest income and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.3 million for both the three months ended June 30, 1999 and 2000 and includes approximately $2.2 million of preferred security dividends paid and accrued during both periods, and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million for both periods.

     Net loss available to common member. Net loss available to common member of $0.3 million for both the three months ended June 30, 1999 and 2000 is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Six  Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

     Interest income. Interest income of $0.4 million and $0.2 million for the six months ended June 30, 1999 and 2000, respectively, consists of income earned on invested cash proceeds from the issuance of the Redeemable Preferred Securities in September and October 1997. Interest income has decreased and will continue to decrease each period through November 15, 2000 due to the decrease in average balances held in short-term investments as restricted cash balances are used to pay cash dividend payments on the Redeemable Preferred Securities. On November 15, 2000, the Company's restricted cash balances will be depleted.

     Dividend income. Dividend income of $3.6 million and $3.8 million for the six months ended June 30, 1999 and 2000, respectively, consists of preferred dividends earned on the ICG Preferred Stock, which dividends were paid with additional shares of ICG Preferred Stock.

     Net income. The Company's net income of $4.0 million for both the six months ended June 30, 1999 and 2000, consists of interest income and dividend income, as noted above.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $4.7 million for both the six months ended June 30, 1999 and 2000, and includes approximately $4.4 million of preferred security dividends paid and accrued during both periods and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.3 million for both periods.

     Net loss available to common member. Net loss available to common member of $0.7 million for both the six months ended June 30, 1999 and 2000, is a result of preferred dividends on redeemable preferred securities, offset by net income, as noted above.

Liquidity and Capital Resources

     The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of June 30, 2000, the Company has assets of approximately $133.8 million which consist of the Company's investment in ICG Preferred Stock of approximately $128.4 million, restricted cash invested in U.S. Treasury securities of approximately $4.4 million for the payment of cash dividends through November 15, 2000 on the Redeemable Preferred Securities and a receivable for preferred dividends earned on the ICG Preferred Stock of approximately $1.0 million. The Company's liabilities at June 30, 2000 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

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

 Net Cash Provided By Operating Activities

     Net cash provided by operating activities was approximately $0.4 million and $0.2 million for the six months ended June 30, 1999 and 2000, respectively, and consists of interest income earned on restricted cash invested in U.S. Treasury securities.

Net Cash Provided By Investing Activities

     The Company's investing activities provided approximately $4.1 million and $4.3 million for the six months ended June 30, 1999 and 2000, respectively. Cash provided by investing activities for both the six months ended June 30, 1999 and 2000 consists of the decrease in restricted cash.

Net  Cash Used In Financing Activities

     Financing activities used approximately $4.5 million for both the six months ended June 30, 1999 and 2000. Cash used in financing activities for both periods consists of payments of cash dividends on the Redeemable Preferred
Securities. The Company expects cash used by financing activities in future periods to include only payments of cash dividends on, and the redemption price of, the Redeemable Preferred Securities.

Cash Commitments

     The Redeemable Preferred Securities require payments of dividends to be made in cash and are being paid currently through November 15, 2000. At June 30, 2000, the Company has cash dividend obligations on the Redeemable Preferred Securities of approximately $4.5 million remaining in 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009. The Company's management believes it has sufficient resources to meet these future cash requirements, provided that ICG's board of directors continues to declare and pay dividends on the ICG Preferred Stock.

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

     At June 30, 2000, the Company had $128.4 million of ICG Preferred Stock, which is exchangeable into shares of ICG Common Stock, at an exchange rate based on the exchange rate of the Redeemable Preferred Securities. There exists no established public trading market for the ICG Preferred Stock. The risk of changes in the fair market value of the underlying ICG Common Stock, which is listed and trades on the Nasdaq National Market, is eliminated by the adjustable rate of exchange of shares of ICG Preferred Stock. The ICG Preferred Stock pays dividends in cash or additional shares of ICG Preferred Stock sufficient to meet the dividend requirements on the Redeemable Preferred Securities. Although changes in the fair market value of ICG Common Stock have no effect on the Company's financial condition or results of operations, such changes may influence the Company's decision to redeem the Redeemable Preferred Securities or a Redeemable Preferred Securityholder's decision to exchange those securities for ICG Common Stock.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Effective May 2, 2000, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.84 per Redeemable Preferred Security to holders of record at the close of business on May 1, 2000, which was paid on May 15, 2000.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBIT AND REPORT ON FORM 8-K

    (A) Exhibit.

       (27)  Financial Data Schedule.

             27.1: Financial Data Schedule of ICG Funding, LLC for the Six Months Ended June 30, 2000.

    (B)  Report on Form 8-K.

        (i) Current Report on Form 8-K dated May 4, 2000, regarding the announcement of earnings information and results of operations for the quarter ended March 31, 2000 of ICG Communications, Inc.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                           EXHIBIT

     27.1: Financial Data Schedule of ICG Funding, LLC for the Six Months Ended June 30, 2000.

                                  EXHIBIT 27.1

      Financial Data Schedule of ICG Funding, LLC for the Six Months Ended
                                 June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2000.



                                          ICG Funding, LLC

                                    By:   ICG Communications, Inc.
                                          Common Member and Manager


                                    By:    /s/ Harry R. Herbst
                                           --------------------------------
                                           Harry R. Herbst
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)