Form 10-Q
period 2000-09-30
ICG FUNDING LLC
filed 2000-11-20
CIK 1049902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission File Number 333-40495)

                               ICG FUNDING, LLC
            (Exact name of registrant as specified in its charter)

                Delaware                           84-1434980
     (State or other jurisdiction      (I.R.S.Employer Identification No.)
            of organization)

                            161 Inverness Drive West
                            Englewood, Colorado 80112
                        (888) 424-1144 or (303) 414-5000
 (Address of principal executive offices and registrant's telephone numbers, including area codes)


      ICG Funding, LLC has no securities registered pursuant to Sections 12(b) or 12(g) of the Act.

      Indicate  by check  mark  whether  the  registrant:  (1) has  filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been  subject  to  such  filing   requirements  for  the  past  90  days.
  Yes [X]   No __

      All of the issued and outstanding common securities of ICG Funding, LLC are owned by ICG Communications, Inc.

                                TABLE OF CONTENTS




PART I ...................................................................... 3
      ITEM 1.   FINANCIAL STATEMENTS ........................................ 3
                Balance Sheets as of December 31, 1999 and September 30, 2000
                 (unaudited)................................................. 3
                Statements of Operations for the Three and Nine Months Ended
                 September 30, 1999 and 2000 (unaudited)..................... 4
                Statement of Member's Equity  (Deficit) for the Nine Months
                 Ended September 30, 2000 (unaudited)........................ 5
                Statements of Cash Flows  for the Nine Months Ended September
                 30, 1999 and 2000 (unaudited)..............................  6
                Notes to Financial Statements (unaudited)...................  7
      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................  9
      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. 15

PART II .................................................................... 16
      ITEM 1.   LEGAL PROCEEDINGS .......................................... 16
      ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS .................. 16
      ITEM 3.   DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS......... 16
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........ 16
      ITEM 5.   OTHER INFORMATION .......................................... 16
      ITEM 6.   EXHIBIT AND REPORT ON FORM 8-K ............................. 16
                Exhibit .................................................... 16
                Report on Form 8-K.......................................... 16

                                ICG FUNDING, LLC

                                 Balance Sheets
             December 31, 1999 and September 30, 2000 (unaudited)

                                                  December 31,     September 30,
                                                      1999              2000
                                                  -------------    -------------
                                                        (in thousands)
Assets

Current assets:
  Dividends receivable (note 4)                    $      927                 -
   Restricted cash                                      8,697             2,223
                                                  -------------    -------------

     Total current assets                               9,624             2,223
                                                  -------------    -------------

Investment in ICG Communications Preferred
  Stock (note 4)                                      124,661                 -
                                                  -------------    -------------

     Total assets                                  $  134,285             2,223
                                                  =============    =============

Liabilities and Member's Equity (Deficit)

Current liability - dividends payable              $    1,116             1,116

Due to ICG Communications                               4,699             4,699
                                                  -------------    -------------

     Total liabilities                                  5,815             5,815
                                                  -------------    -------------

Redeemable preferred securities ($133.4 million
   liquidation value at December 31, 1999 and
   September 30, 2000)                                128,428           128,719

Member's equity (deficit):
   Additional paid-in capital                           3,385             3,385
   Accumulated deficit                                 (3,343)         (135,696)
                                                  -------------    -------------
     Total member's equity (deficit)                       42          (132,311)
                                                  -------------    -------------

Bankruptcy proceedings (note 1)

     Total liabilities and member's equity
       (deficit)                                   $  134,285             2,223
                                                  =============    =============

               See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                            Statements of Operations
     Three and Nine Months Ended September 30, 1999 and 2000 (unaudited)

                                     Three months ended        Nine months ended
                                        September 30,             September 30,
                                     --------------------    -------------------
                                       1999         2000       1999      2000
                                     --------- ----------    --------- ---------
                                                      (in thousands)

Provision for impairment of
   long-lived assets (note 4)               -   (131,281)           -  (131,281)
                                     --------- ----------    --------- ---------

     Operating Loss                         -   (131,281)           -  (131,281)
                                     --------- ----------    --------- ---------

Interest income                           164         44          578       221
Dividend income                         1,815      1,925        5,365     5,691
                                     --------- ----------    --------- ---------

     Net income (loss)                  1,979   (129,312)       5,943  (125,369)
                                     --------- ----------    --------- ---------

Preferred dividends on redeemable
   preferred securities, including
   accretion of offering costs         (2,328)    (2,328)      (6,984)   (6,984)
                                     --------- ----------    --------- ---------

        Net loss available to
          common member                  (349)  (131,640)      (1,041) (132,353)
                                     ========= ==========    ========= =========

               See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                     Statement of Member's Equity (Deficit)
               Nine Months Ended September 30, 2000 (unaudited)

                                                                      Total
                                       Additional                    member's
                                        paid-in      Accumulated      equity
                                        capital       deficit       (deficit)
                                       -----------  ------------  -------------
                                                   (in thousands)

Balances at January 1, 2000            $    3,385       (3,343)            42

  Net loss                                      -     (125,369)      (125,369)
  Preferred dividends on redeemable
    preferred securities, including
    accretion of offering costs                 -       (6,984)        (6,984)
                                       -----------  ------------  -------------
Balances at September 30, 2000         $    3,385     (135,696)      (132,311)
                                       ===========  ============  =============

                  See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                            Statements of Cash Flows
          Nine Months Ended September 30, 1999 and 2000 (unaudited)

                                                         Nine months ended
                                                           September 30,
                                                     ---------------------------
                                                         1999           2000
                                                     -------------  ------------
                                                            (in thousands)

Cash flows from operating activities:
   Net income (loss)                                 $      5,943      (125,369)

   Adjustment  to  reconcile  net  income
     to net  cash  provided  by  operating
     activities:
       Provision for impairment of long-lived assets            -       131,281
       Noncash preferred dividends earned on ICG
         Preferred Stock                                   (5,365)       (5,691)
                                                     -------------  ------------
            Net cash provided by operating
              activities                                      578           221
                                                     -------------  ------------
Cash flows from investing activities:
   Decrease in restricted cash                              6,117         6,474
                                                     -------------  ------------

     Net cash provided by investing activities              6,117         6,474
                                                     -------------  ------------

Cash flows from financing activities:
   Payment of preferred dividends on redeemable
     preferred securities                                  (6,695)       (6,695)
                                                     -------------  ------------

       Net cash used in financing activities               (6,695)       (6,695)
                                                     -------------  ------------

Cash and cash equivalents at December 31, 1999 and
   September 30, 2000                                $          -             -
                                                     =============  ============

               See accompanying notes to financial statements.

                                ICG FUNDING, LLC

                          Notes to Financial Statements
             December 31, 1999 and September 30, 2000 (unaudited)

 (1)  Bankruptcy Proceedings

     During the quarter ended September 30, 2000 and subsequent to the quarter-end, a series of financial and operational events materially impacted ICG Communications, Inc. and its subsidiaries ("ICG"), and consequently, ICG Funding, LLC (the "Company"). These events reduced ICG's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized ICG's ability to comply with its existing bank credit facility. As a result, on November 14, 2000 (the "Petition Date"), ICG and most of its subsidiaries, including the Company, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of ICG's long-term debt, trade liabilities and other obligations. ICG and its bankruptcy filing subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The bankruptcy petitions were filed in order to preserve cash and to give ICG the opportunity to restructure their debt.

     Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of bankruptcy proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on ICG's business, or on the interest of creditors and shareholders. As a result of the bankruptcy filing, all of the Debtor's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. No assurance can be given that ICG will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

     Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern and its ability to pay dividends and redeem the Preferred Securities. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization.

                                ICG FUNDING, LLC

 (2)  Organization and Nature of Business

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

(3)   Significant Accounting Policies

      Basis of Presentation

      These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(4)   Provision for Impairment of Long-Lived Assets

      Due to the bankruptcy proceedings discussed in note 1, the Company determined that the ICG Preferred Securities and dividend receivable were impaired in accordance with Statement of Financial Accounting Standards
      (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and would therefore may not be recoverable. Accordingly, the Company recorded an impairment charge of $130.3 million and $1.0 million to write off the ICG Preferred Securities and the related dividend receivable, respectively. Not withstanding the accounting treatment, the stock may have some economic value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion includes certain forward-looking statements and information that is based on the beliefs of management as well as assumptions made by management based on information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and
"expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These forward-looking statements are intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to the following:

o The uncertainty of the Company's future as a result of filing for protection under bankruptcy law;
o The redemption of the Redeemable Preferred Securities by ICG as a result of ICG's filing for protection under bankruptcy law;
o The declaration and payment of preferred stock dividends to the Company by ICG; and
o     The ability of ICG to pay the administrative expenses of the Company.

      These forward-looking statements speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Quarterly Report are reasonable, there is no assurance that such plans, intentions or expectations will be achieved.

      The results of operations for the three and nine months ended September 30, 1999 and 2000 represent the consolidated operating results of the Company. (See the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2000 included elsewhere herein.)

Company Overview

General

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

Bankruptcy Proceedings

     During the quarter ended September 30, 2000 and subsequent to the quarter-end, a series of financial and operational events materially impacted ICG Communications, Inc. and its subsidiaries ("ICG"), and consequently, ICG Funding, LLC (the "Company"). These events reduced ICG's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized ICG's ability to comply with its existing bank credit facility. As a result, on November 14, 2000 (the "Petition Date"), ICG and most of its subsidiaries, including the Company, filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of ICG's long-term debt, trade liabilities and other obligations. ICG and its bankruptcy filing subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The bankruptcy petitions were filed in order to preserve cash and to give ICG the opportunity to restructure their debt.

     Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on ICG's business, or on the interest of creditors and shareholders. As a result of the bankruptcy filing, all of the Debtor's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. No assurance can be given that ICG will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

     Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern and its ability to pay dividends and redeem the Preferred Securities. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate.

Significant Transactions

      On September 24 and October 3, 1997, the Company completed a private placement of 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "Redeemable Preferred Securities") for gross proceeds of $132.25 million. Net proceeds from the private placement, after offering costs of approximately $4.7 million advanced by ICG, were approximately $127.6 million. Restricted cash at September 30, 2000 of $2.2 million consists of the remaining proceeds from the private placement which are designated for the payment of cash dividends on the Redeemable Preferred Securities through November 15, 2000. However, ICG's directors did not declare or pay the dividend that was otherwise payable on November 15, 2000.

      The Redeemable Preferred Securities consist of 2,645,000 exchangeable preferred securities of the Company that bear a cumulative dividend at the rate of 6 3/4% per annum. The dividend is paid quarterly in arrears each February 15, May 15, August 15 and November 15, and commenced November 15, 1997. The dividend is payable in cash through November 15, 2000 and, thereafter, in cash or shares of common stock of ICG, $0.01 par value ("ICG Common Stock"), at the option of the Company. As a result of filing for protection under bankruptcy law, the Company believes it is not currently permitted to pay any of the dividends that are outstanding as of November 14, 2000. The Redeemable Preferred Securities are exchangeable, at the option of the holder, at any time prior to November 15, 2009 into shares of ICG Common Stock at a rate of 2.0812 shares of ICG Common Stock per preferred security, or $24.025 per share, subject to adjustment. The Company may, at its option, redeem the Redeemable Preferred Securities at any time on or after November 18, 2000. Prior to that time, the Company may redeem the Redeemable Preferred Securities if the current market value of ICG Common Stock equals or exceeds the exchange price by 150% for at least 20 days of any consecutive 30-day trading period through November 15, 2000. The Redeemable Preferred Securities are subject to mandatory redemption on November 15, 2009.

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

     Also, on February 13, 1998, the Company used the remaining proceeds from the private placement of the Redeemable Preferred Securities, which were not restricted for the payment of cash dividends, along with the proceeds from the sale of the contributed ICG Common Stock to purchase approximately $112.4 million of ICG Preferred Stock which pays dividends each February 15, May 15, August 15 and November 15 in additional shares of ICG Preferred Stock through November 15, 2000. Subsequent to November 15, 2000, dividends on the ICG Preferred Stock are payable in cash or shares of ICG Common Stock, at the option of ICG. For the November 15, 2000 dividend payment date ICG has not declared or paid a dividend in either cash or stock. The ICG Preferred Stock is exchangeable, at the option of the Company, at any time prior to November 15, 2009 into shares of ICG Common Stock at an exchange rate based on the exchange rate of the Redeemable Preferred

Securities. The ICG Preferred Stock is subject to mandatory redemption on November 15, 2009.

Results of Operations

      The following table provides the components of the Company's net income and net loss available to common member for each of the periods presented.

                                     Three months ended        Nine months ended
                                        September 30,             September 30,
                                     --------------------    -------------------
                                       1999         2000       1999      2000
                                     --------- ----------    --------- ---------
                                                      (in thousands)

Provision for impairment of
   long-lived assets                 $      -   (131,281)           -  (131,281)
                                     --------- ----------    --------- ---------
     Operating Loss                         -   (131,281)           -  (131,281)
                                     --------- ----------    --------- ---------

Interest income                           164         44          578       221
Dividend income                         1,815      1,925        5,365     5,691
                                     --------- ----------    --------- ---------
     Net income (loss)                  1,979   (129,312)       5,943  (125,369)
                                     --------- ----------    --------- ---------
Preferred dividends on redeemable
   preferred securities, including
   accretion of offering costs         (2,328)    (2,328)      (6,984)   (6,984)
                                     --------- ----------    --------- ---------
        Net loss available to
        common member                $   (349)  (131,640)      (1,041) (132,353)
                                     ========= ==========    ========= =========
Other Data:
Net cash provided by operating
   activities                        $    164         44          578       221
Net cash provided by investing
   activities                            2,067     2,187        6,117     6,474
Net cash used in financing
   activities                           (2,231)   (2,231)      (6,695)   (6,695)

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Provision for impairment of long-lived assets. Provision for impairment of long-lived assets of $131.3 million for the three months ended September 30, 2000 consists of the write-off of the investment in ICG Preferred Stock of $130.3 million and the dividends receivable of $1.0 million, due to the bankruptcy proceedings of ICG and its filing subsidiaries.

     Interest income. Interest income of $0.2 million and $0.1 million for the three months ended September 30, 1999 and 2000, respectively, consists of income earned on restricted cash. Interest income has decreased due to the decrease in the restricted cash balance.

     Dividend income. Dividend income of $1.8 million and $1.9 million for the three months ended September 30, 1999 and 2000, respectively, consists of preferred dividends earned on the ICG Preferred Stock, which dividends were paid with additional shares of ICG Preferred Stock.

     Net income (loss). The Company's net loss of $129.3 million for the three months ended September 30, 2000 is primarily due to the impairment of our investment in the ICG Preferred Securities.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $2.3 million for both the three months ended September 30, 1999 and 2000 and includes approximately $2.2 million of preferred security dividends paid and accrued during both periods, and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.1 million for both periods.

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999

     Provision for impairment of long-lived assets. Provision for impairment of long-lived assets of $131.3 million for the nine months ended September 30, 2000 consists of the write-off of the investment in ICG Preferred Stock of $130.3 million and the dividends receivable of $1.0 million, due to the bankruptcy proceedings of ICG and its subsidiaries.

     Interest income. Interest income of $0.6 million and $0.2 million for the nine months ended September 30, 1999 and 2000, respectively, consists of income earned on restricted cash.. Interest income has decreased due to the decrease in the restricted cash balance.

     Dividend income. Dividend income of $5.4 million and $5.7 million for the nine months ended September 30, 1999 and 2000, respectively, consists of preferred dividends earned on the ICG Preferred Stock, which dividends were paid with additional shares of ICG Preferred Stock.

     Net income (loss). The Company's net loss of $125.4 million for the nine months ended September 30, 2000 is substantially due to the impairment of our investment in the ICG Preferred Securities.

     Preferred dividends on redeemable preferred securities, including accretion of offering costs. Preferred dividends on redeemable preferred securities, including accretion of offering costs was $7.0 million for both the nine months ended September 30, 1999 and 2000, and includes approximately $6.7 million of preferred security dividends paid and accrued during both periods and the accretion of offering costs from the private placement of the Redeemable Preferred Securities of approximately $0.3 million for both periods.

Liquidity and Capital Resources

     The Company's operations consist entirely of effecting the transactions required by the terms of the Redeemable Preferred Securities issued in September and October 1997. To date, the Company's operations have been funded through the proceeds from the issuance of the Redeemable Preferred Securities and the sale of ICG Common Stock which was contributed to the Company by ICG. As of September 30, 2000, the Company has assets of approximately $2.2 million which consist of the Company's restricted cash invested in U.S. Treasury securities. The

Company's liabilities at September 30, 2000 include approximately $1.1 million in preferred dividends accrued on the Redeemable Preferred Securities and approximately $4.7 million due to ICG for advances for the offering costs associated with the issuance of the Redeemable Preferred Securities.

     As a result of ICG's and the Company's Chapter 11 bankruptcy filings described in the "Company Overview", the Company does not expect to receive any dividend income on the ICG Preferred Stock.

     At September 30, 2000, the Company had approximately $128.7 million of mandatorily redeemable preferred securities. The Redeemable Preferred Securities require payments of dividends to be made in cash. At September 30, 2000, the Company has cash dividend obligations on the Redeemable Preferred Securities of approximately $2.2 million remaining in 2000. The Redeemable Preferred Securities have a liquidation preference of $50 per security, plus accrued and unpaid dividends, and are mandatorily redeemable in 2009.

     As a result of filing for protection under bankruptcy law, the Company has not declared or paid the cash dividend which was otherwise payable on November 15, 2000. In addition, future payments are subject to court approval and may be discharged in whole or in part in bankruptcy with proceeds from the court approved plan of reorganization or liquidation of the Company. There can be no assurance that any amounts owed to unsecured creditors will be paid or that secured creditors will be paid in full.

     ICG has obtained a commitment letter which will provide ICG debtor-in-possession financing which for a minimum of $200 million and the potential for an additional $150 million if certain criteria are met. This debtor-in-possession financing is subject to customary pre-closing conditions and is contingent upon Bankruptcy Court approval. As of mid November 2000, ICG is continuing operations and developing a formal plan of reorganization.

     In the event that plans or assumptions change or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the debtor-in-possession financing arrangement, prove to be insufficient to fund operations, ICG may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all.

     ICG is a Delaware corporation that files annual, quarterly and current reports with the Securities and Exchange Commission. Its Commission File Number is 1-11965.

Net Cash Provided By Operating Activities

     Net cash provided by operating activities was approximately $0.6 million and $0.2 million for the nine months ended September 30, 1999 and 2000, respectively, and consists of the provision for impairment of long-lived assets, partially offset by noncash preferred dividends earned on ICG Preferred Stock.

Net Cash Provided By Investing Activities

     The Company's investing activities provided approximately $6.1 million and $6.5 million for the nine months ended September 30, 1999 and 2000, respectively. Cash provided by investing activities for both the nine months ended September 30, 1999 and 2000 consists of the decrease in restricted cash.

Net Cash Used In Financing Activities

     Financing activities used approximately $6.7 million for both the nine months ended September 30, 1999 and 2000. Cash used in financing activities for both periods consists of payments of cash dividends on the Redeemable Preferred Securities. The Company expects cash used by financing activities in future periods to include only payments of cash dividends on, and the redemption price of, the Redeemable Preferred Securities.

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

                                    PART II


ITEM 1.   LEGAL PROCEEDINGS

          On November 14, 2000 the Company filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware. The Company is currently operating as debtors-in-possession under the supervision of the Bankruptcy Court. The bankruptcy petition was filed in order to preserve cash and give the Company the opportunity to restructure its debt.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

          Due to the bankruptcy proceedings discussed in note 1 to the Company's unaudited consolidated financial statements for the nine months ended September 30, 2000, the Company is currently in default under the 6 3/4% Redeemable Preferred Securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Effective August 3, 2000, ICG, Sole Common Member and Manager of the Company, caused the Company to declare a cash dividend in the amount of $0.84 per Redeemable Preferred Security to holders of record at the close of business on August 1, 2000, which was paid on August 15, 2000.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBIT AND REPORT ON FORM 8-K

          (A) Exhibit.

              (27) Financial Data Schedule.

                    27.1: Financial Data Schedule of ICG Funding, LLC for the Nine Months Ended September 30, 2000.

          (B) Report on Form 8-K.

              (i) Current Report on Form 8-K dated September 18, 2000, regarding the announcement of a revised business plan.

              (ii) Current Report on Form 8-K dated September 19, 2000, announcing the resignation of James Washington as Executive Vice President of Network Services effective September 13, 2000.

              (iii) Current  Report  on  Form  8-K  dated  September  19,  2000, announcing the resignation of Carl E. Vogel as Chairman of the Board of Directors and Chief Executive Officer on September 18, 2000.

              INDEX TO EXHIBITS SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549

                                    EXHIBIT

  27.1: Financial Data Schedule of ICG Funding, LLC for the Nine Months Ended
                              September 30, 2000.

                                  EXHIBIT 27.1


      Financial Data Schedule of ICG Funding, LLC for the Nine Months Ended
                               September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2000.


                                                   ICG Funding, LLC


                                                   By: ICG Communications, Inc.
                                                       Common Member and Manager


                                                   By: /s/ Randall Curran
                                                       -------------------------
                                                       Randall Curran
                                                       Chief Executive Officer